Form 10-Q
period 1999-09-30
HORSESHOE GAMING HOLDING CORP
filed 1999-10-25
CIK 1088118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q


[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Transition Period From ______________________ to _______________________


Commission File Number 333-80737


                         HORSESHOE GAMING HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               88-0425131
--------------------------------------------------------------------------------
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)


4024 S. Industrial Road Las Vegas, Nevada                 89103
--------------------------------------------------------------------------------
 (Address of principal executive office)                (ZIP CODE)


                                 (702) 650-0080
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes    X          No
                            -------          -------

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 1999

INDEX                                                                                 PAGE
-----                                                                                 ----
PART I    FINANCIAL INFORMATION

ITEM 1 Financial Statements:

       Horseshoe Gaming Holding Corp. and Subsidiaries:
          Consolidated Condensed Balance Sheets
                 at September 30, 1999 and December 31, 1998..........................  3
          Consolidated Condensed Statements of Operations
                 for the three and nine months ended September 30, 1999 and 1998......  4
          Consolidated Condensed Statements of Cash Flows
                 for the nine months ended September 30, 1999 and 1998................  5
          Notes to Consolidated Condensed Financial Statements........................  7

ITEM 2    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................  9

         PART II OTHER INFORMATION

ITEM 6    Exhibits and reports on Form 8-K............................................ 14

SIGNATURES............................................................................ 15

PART I    FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                   September 30,   December 31,
                                                        1999           1998
                                                   -------------   ------------
                                                    (Unaudited)
                                   ASSETS
Current Assets:
    Cash and cash equivalents                         $ 78,812      $  84,151
    Accounts receivable, net                             7,804          9,653
    Inventories                                          1,912          3,548
    Prepaid expenses and other                           7,318          4,484
                                                      --------      ---------
       Total current assets                             95,846        101,836
                                                      --------      ---------

Property and Equipment, net                            363,105        375,307
                                                      --------      ---------

Other Assets:
    Secured proceeds account                           349,516             --
    Goodwill                                            50,863         36,124
    Assets held for resale                               4,000         12,000
    Debt issue costs                                    31,007          5,554
    Non-compete agreement                                7,917             --
    Due from related party                                 599         11,201
    Other, net                                          31,243         18,426
                                                      --------      ---------
                                                      $934,096      $ 560,448
                                                      ========      =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                 $  9,853      $   1,174
    Accounts payable                                     4,597          6,558
    Accrued expenses and other                          42,487         36,802
    Accrued interest                                    25,463          5,491
                                                      --------      ---------
          Total current liabilities                     82,400         50,025

Long-term debt, less current maturities                789,007        387,544
Other long-term accrued expenses                        22,000             --
Minority interest                                           --         (1,965)
Commitments and contingencies
Redeemable ownership interests, net                      7,020         53,693
Members' equity                                             --         71,151
Shareholders' Equity:
    Common Stock, $1.00 par value, 25,000 shares
      issued and outstanding                                25             --
    Additional paid-in capital                          41,654             --
    Retained earnings                                    9,303             --
                                                      --------
                                                        50,982
    Less: 1,234 shares of treasury stock at cost        17,313             --
                                                      --------
                                                        33,669             --
                                                      --------      ---------

                                                      $934,096      $ 560,448
                                                      ========      =========

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                             ----------------------------     ---------------------------
                                                  1999         1998               1999         1998
                                             ------------    ------------     -----------    ------------
Revenues:
    Casino                                      $ 115,096    $ 111,839          $ 338,038    $ 321,898
    Food and beverage                              12,661       13,277             37,815       35,873
    Hotel                                           8,272        9,579             25,690       26,452
    Other                                           3,012        2,540             10,491        6,974
                                                ---------    ---------          ---------    ---------
                                                  139,041      137,235            412,034      391,197
    Promotional Allowances                        (15,461)     (17,022)           (48,343)     (45,553)
                                                ---------    ---------          ---------    ---------
       Net revenues                               123,580      120,213            363,691      345,644
                                                ---------    ---------          ---------    ---------
Expenses:
    Casino                                         63,272       63,412            185,055      182,959
    Food and beverage                               4,097        3,936             11,472       12,261
    Hotel                                           3,110        2,846              8,780        8,788
    Other                                           1,640        1,389              5,016        4,188
    General and administrative                     16,089       13,445             45,719       40,639
    Preopening                                         --           --                 --          653
    Depreciation and amortization                  10,179        8,733             28,493       25,146
                                                ---------    ---------          ---------    ---------
       Total expenses                              98,387       93,761            284,535      274,634
                                                ---------    ---------          ---------    ---------
Operating Profit Before Corporate and
    Development Expenses and Asset Write-down      25,193       26,452             79,156       71,010
    Corporate and development expenses              1,989        2,111              5,908        6,079
    Deferred compensation                              39          824             (2,446)       3,278
    Asset write-down                                   --       12,911              8,000       12,911
                                                ---------    ---------          ---------    ---------
Operating Income                                   23,165       10,606             67,694       48,742
                                                ---------    ---------          ---------    ---------
    Interest expense                              (18,526)     (10,000)           (43,008)     (29,811)
    Interest income                                 5,260          504              8,789        1,433
                                                ---------    ---------          ---------    ---------
       Net interest                               (13,266)      (9,496)           (34,219)     (28,378)
                                                ---------    ---------          ---------    ---------
    Other, net                                        (30)          (8)              (256)        (178)
    Minority interest                                  --         (597)              (312)         598
                                                ---------    ---------          ---------    ---------
Income Before Extraordinary Loss on
    Early Retirement of Debt                        9,869        1,699             32,907       20,784
Extraordinary loss on early retirement
    of long-term debt                                  (4)        (787)            (9,653)        (787)
                                                ---------    ---------          ---------    ---------
Net Income                                      $   9,865    $     912          $  23,254    $  19,997
                                                =========    =========          =========    =========



                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Nine Months    Ended Sept. 30,
                                                                        1999            1998
                                                                    -----------    ---------------
Cash provided by operating activities:
    Net income                                                        $ 23,254        $ 19,997
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Minority interest in (loss) income of subsidiary                 312            (598)
          Depreciation and amortization                                 28,493          25,146
          Amortization of debt discount, deferred
              finance charges and other                                  2,377           2,055
          Extraordinary loss on early retirement of debt                 9,653             787
          Loss on land and other assets                                    117              57
          Asset write-down                                               8,000          12,911
          Provision for doubtful accounts                                2,686           8,883
          Increase (decrease) in redeemable ownership interests         (2,446)          3,317
          Net change in assets and liabilities                          19,333         (27,909)
                                                                      --------        --------
                 Net cash provided by operating activities              91,779          44,646
                                                                      --------        --------
Cash flows from investing activities:
    Purchases of property and equipment                                (11,720)        (38,838)
    Proceeds from sale of property and equipment                            --             392
    Decrease in construction payables                                   (1,662)        (26,791)
    Increase in goodwill                                                  (232)             --
    Increase in other assets                                            (7,641)        (14,793)
                                                                      --------        --------
                 Net cash used in investing activities                 (21,255)        (80,030)
                                                                      --------        --------

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Nine Months    Ended Sept. 30,
                                                                1999             1998
                                                             -----------    ---------------
    Cash flows from financing activities:
       Proceeds from debt, net of debt issue
          costs of $24,830 in 1999                              582,671          55,000
       Increase in debt issue costs and commitment fees         (10,507)             --
       Increase in secured proceeds account                    (349,516)             --
       Payments on debt, including early retirement
          premium and penalties                                (252,061)        (10,795)
       Distribution to minority shareholders                       (842)           (610)
       Capital distributions                                    (10,620)        (17,006)
       Dividends                                                   (562)             --
       Warrant repurchase                                       (34,426)             --
                                                              ---------        --------
                 Net cash (used in) provided by
                    financing activities                        (75,863)         26,589
                                                              ---------        --------
Net change in cash and cash equivalents                          (5,339)         (8,795)
Cash and cash equivalents, beginning of period                   84,151          48,710
                                                              ---------        --------
Cash and cash equivalents, end of period                      $  78,812        $ 39,915
                                                              =========        ========

Redeemable ownership interests totaling $44,164 was reclassified to long-term debt, employee receivables and equity in the 1999 period in conjunction with the Company's purchase of 8.5% ownership in the Company from current and past management (see Note 2).

Other assets, goodwill and property totaling $28,545 was recorded as accrued expenses, long-term accrued expenses and minority interest in conjunction with the Company's purchase of the 8.08% limited partner interest in Horseshoe Entertainment in the 1999 period (see Note 2).

Distributions totaling $15,000,000, which were accrued at December 31, 1997 were paid in February 1998.



                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Introduction:

The accompanying unaudited Consolidated Condensed Financial Statements of Horseshoe Gaming Holding Corp. (the "Company"), a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and disclosures necessary for complete financial statements in conformity with generally accepted accounting principles. The consolidated condensed balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal, recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations.

2.     Ownership Transaction:

In April 1999, the Company exercised an option to purchase an 8.08% limited partnership interest in Horseshoe Entertainment (the remaining interest not held by New Gaming Capital Partnership, L.P., a wholly owned subsidiary of the Company) for total consideration of approximately $30 million, which includes payments for goodwill, a non-compete covenant, consents and the release of claims. The consideration for the repurchase consisted of cash, payables to the former limited partners, and offsets against the negative capital account balances of the former limited partners.

In May 1999, Horseshoe Gaming, L.L.C. ("Horseshoe Gaming") purchased redeemable ownership interests comprising an aggregate 7.2% of Horseshoe Gaming from five former employees for an aggregate purchase price of $36.7 million. In June 1999, the first installment of approximately $11.5 million was paid with the remaining amount to be paid over a period not to exceed four years. The Company will pay an additional $2.2 million to these former employees over the remaining term in the event the Empress merger is consummated. During the third quarter of 1999, the Company agreed to purchase redeemable ownership interests of 1.3% of the Company from four current employees for $4.9 million. The first installment of approximately $1.7 million was paid with the remaining amount to be paid over a period not to exceed three years. The Company will pay an additional $0.4 million to these employees over the remaining term in the event the Empress merger is consummated. The notes receivable from these former and current employees was fully paid in connection with the first installment payment made. Operating results for the nine months ended September 30, 1999 include a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests.

During the third quarter of 1999, the Company also agreed to purchase ownership interests of 3.2% of the Company from four owners totaling $17.3 million. During the third quarter of 1999, the first installment of approximately $1.8 million was paid with the remaining amount to be paid over a period not to exceed four years. The Company will pay an additional $1.0 million to these former owners over the remaining term in the event the Empress merger is consummated.

3.     Asset Write-down:

During the second quarter of 1999, the Company recorded an additional $8.0 million charge to adjust the carrying value of the riverboat held for sale, Queen of the Red, to its current estimated net realizable value of $4.0 million. On May 28, 1999, the Illinois Legislature passed a bill allowing dockside gaming eliminating the need for cruising vessels and further reducing the market demand for these types of gaming facilities. This additional charge was made to reflect the current market conditions for idle riverboats and was based on recent market information concerning riverboat sales.

4.     Long-Term Debt:

To finance the upcoming Empress merger (see Note 5), in April 1999, the Company received a commitment for a new $375 million senior credit facility and in May 1999 completed an offering of $600 million of senior subordinated notes (the "Notes") in a private placement (the "Notes Offering"). The notes bear interest at the rate of 8.625% and are due in 2009. The proceeds from the Notes Offering will be used to partially fund the purchase of the Empress Subsidiaries and has been used to repay debt of the Company and related fees and expenses. Of the proceeds, $342.3 million was placed in a secured proceeds account. The secured proceeds account was pledged to the trustee to secure our obligations under the notes and the indenture, including our obligation to redeem a portion of the notes at 101% of their principal amount if: (a) we fail to consummate the Empress merger for any reason by December 1, 1999; (b) we determine that the Empress merger will not be completed by that date; (c) more than $75.0 million of the $150.0 million of Empress' 8 1/8% senior subordinated notes due 2006, or Empress notes, remain outstanding after we consummate a change of control offer to purchase the Empress notes, or Empress change of control offer; or (d) we fail to timely consummate the Empress change of control offer. In May 1999, the Company consummated a tender offer for its 12 3/4% senior notes due 2000, $128.6 million were outstanding prior to the tender offer. Substantially all of the senior notes were tendered in the tender offer with the remainder being redeemed as of September 30, 1999. The Company recognized an extraordinary loss of $9.6 million in conjunction with the debt redemption. On June 30, 1999, the Company completed its $375 million credit facility. The credit facility consists of a $250 million five-year revolver and a $125 million seven-year term loan.

5.      Contingencies:

The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

On September 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the Empress Subsidiaries for an estimated $609 million, including assumption of a portion of Empress' existing debt of approximately $150 million. Empress owns two riverboat gaming operations: one in Hammond, Indiana and one in Joliet, Illinois. The Company intends to fund the acquisition through the new borrowings. The transactions contemplated by the Merger Agreement are subject to the receipt of various approvals, most of which have been received and the remainder of which the Company hopes to receive in the near future. The Company has been informed that its application for approval of the Empress merger will not be considered by the Illinois Gaming Board at its October meeting. There can be no assurance that the Company will be successful in obtaining all such approvals. In addition, the Merger Agreement, including the amendment dated March 25, 1999, provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10 million down payment made by the Company towards the purchase price as well as receive other consideration from the Company not to exceed $3 million. In July 1999, the Company amended the Merger Agreement to extend the closing date of the merger to December 1, 1999.

On July 23, 1999, the Company entered into a consulting agreement with Empress to provide a wide range of consulting and advisory services in connection with operating casinos in the greater Chicago market and, in particular, the opportunities presented to Empress Joliet as a result of the legislation which now permits dockside gaming. In consideration for the consulting and advisory services to be provided and in recognition of the economic benefits to us of maintaining dockside gaming, we will pay Empress a monthly consulting fee of $333,333 for a period of five years, the total of all such payments not to exceed $20,000,000. The consulting payments will not commence until the closing of the Empress merger and will be suspended during any period during which Empress Joliet is prohibited from conducting dockside gaming activities. All consulting payments will be accelerated if we undergo a change in control.

6.     Subsequent Events:

The Company is currently in the process of purchasing approximately 0.7% of additional ownership from certain owners. The terms have not been finalized; however, the Company anticipates these purchases will be finalized in the fourth quarter of 1999. Anticipated payment terms include a down payment of approximately $1.4 million with the remaining due through April 2003 including interest at 8%.

PART I   FINANCIAL INFOMATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (the "Company"). The discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto.

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms such as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward-looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company's existing and future markets; difficulties in completing the integration with Empress, if the Empress merger is consummated; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which could cause actual results to differ materially.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 and 1998
----------------------------------------------

Net revenues for the three months ended September 30, 1999 were $123.6 million, compared to $120.2 million for the comparable period in 1998. Operating income increased to $23.2 million for the three months ended September 30, 1999, from $10.6 million for the comparable 1998 period.

The Company's net revenues include casino revenues and non-casino revenues of $115.1 million and $8.5 million, respectively, for the quarter ended September 30, 1999 and $111.8 million and $8.4 million, respectively, for the quarter ended September 30, 1998. Casino revenue per day increased approximately 3.0% in 1999 to $1,251,000 from $1,216,000 in 1998.

The increase in net revenues was primarily caused by an increase in gaming revenue from Horseshoe Tunica which saw an increase in volume in slots and an increase in win percentage in table games. The increase in operating income occurred mainly as a result of the $12.9 million write-down of the Company's former Bossier City riverboat, "Queen of the Red" in 1998. This charge was recorded to adjust the carrying value of the riverboat to its then estimated net realizable value of $8.0 million. The Company's operating income margin for the quarter ended September 30, 1999 was 18.7%, compared with 8.8% for the quarter ended September 30, 1998.

Horseshoe Tunica

Horseshoe Tunica contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $59.0 million and $14.9 million, respectively, for the quarter ended September 30, 1999 and $56.0 million and $12.5 million, respectively, for the quarter ended September 30, 1998. Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $56.4 million and $2.6 million, respectively, for the quarter ended September 30, 1999 and $53.4 million and $2.6 million, respectively, for the quarter ended September 30, 1998. Casino revenue per day increased approximately 5.7% in the quarter ended September 30, 1999 to $613,000 from $580,000 for the comparable 1998 period.

The increase in net revenues is primarily due to increases in both slots and table games. Slot revenue reflects an increase in volume, which contributed $2.8 million to net revenue, which was slightly offset by $0.8 million due to a decrease in win percentage. Table game revenue reflects an increase in win percentage, which contributed $2.1 million to net revenue, which was slightly offset by $1.0 million due to a decrease in table game volume. The operating profit before corporate expenses, development expenses and asset write-down margin for the quarter ended September 30, 1999 was 25.3% compared with 22.3% for the quarter ended September 30, 1998. As with the net revenue increase, the operating profit margin increase of 3.0 percentage points was primarily due to the increase in gaming revenue.

Horseshoe Bossier City

Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $64.6 million and $10.3 million, respectively, for the quarter ended September 30, 1999 and $64.3 million and $14.0 million, respectively, for the quarter ended September 30, 1998. Net revenues remained relatively flat for the 1999 quarter as compared to 1998. Slots and table game revenue contributed $0.2 million to net revenue during the three months ended September 30, 1999, as a result of an increase in volume offset by $2.8 million due to a decrease in win percentage. Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $58.7 million and $5.9 million, respectively, for the quarter ended September 30, 1999 and $58.5 million and $5.8 million, respectively, for the quarter ended September 30, 1998. Casino revenue per day increased approximately 0.3% in the quarter ended June 30, 1999 to $638,000 from $636,000 for the comparable 1998 period.

The decline in operating profit before corporate expenses, development expenses and asset write-down for the 1999 period as compared to 1998 is due to a few factors. Depreciation and amortization expense increased $1.2 million in the third quarter of 1999 as compared to the prior year period mainly due to amortization recognized as a result of the Company's purchase of the 8.08% minority shareholder interests, see Louisiana Repurchase discussion below. Payroll and related expenses increased $0.4 million due to the continued maturation of the workforce. General and administrative expenses increased $1.5 million, of which $0.5 million was related to increased advertising, $0.3 million was related to increased real estate taxes, the remainder was due to overall increases in other expenses. Operating profit for the quarter ended September 30, 1998 includes the $12.9 million write-down of the Company's former Bossier City riverboat, "Queen of the Red" in 1998.

Other Factors Affecting Earnings

During the third quarter of 1998, the Company recorded a $12.9 million charge to adjust the carrying value of the riverboat held for sale, Queen of the Red, to its then estimated net realizable value of $8.0 million. The estimated realizable value was based on recent market information concerning riverboats being held for sale. The riverboat was subsequently written down to $4 million in the second quarter of 1999.

The increase in interest expense of $8.5 million for the three months ended September 30, 1999, compared with the same period in 1998, is mainly due to the increase in the total amount of debt outstanding. Total debt outstanding increased to $798.9 million as of September 30, 1999 from $358.6 million as of September 30, 1998. The increased borrowings were necessary to fund the planned merger with the Empress Subsidiaries.

Interest income for the three months ended September 30, 1999 was $5.3 million, compared to $0.5 million for the three months ended September 30, 1998. This significant increase of approximately $4.8 million was a direct result of depositing $342.3 million into a secured proceeds account that will be used for partial payment of the Empress merger. This $342.3 million was obtained in the second quarter of 1999 through a $600 million notes offering (see Liquidity and Capital Resources below).

Nine months ended September 30, 1999 and 1998
---------------------------------------------

Net revenues for the nine months ended September 30, 1999 were $363.7 million, compared to $345.6 million for the comparable period in 1998. Operating income increased to $67.7 million for the nine months ended September 30, 1999, from $48.7 million for the comparable 1998 period.

The increase in net revenues was primarily caused by an increase in gaming revenue from both operating subsidiaries (Horseshoe Bossier City and Horseshoe Tunica). The Company's operating income margin for the nine months ended September 30, 1999 was 18.6%, compared with 14.1% for the nine months ended September 30, 1998. The Company's net revenues include casino revenues and non-casino revenues of $338.0 million and $25.7 million, respectively, for the nine months ended September 30, 1999 and $321.9 million and $23.7 million, respectively, for the nine months ended September 30, 1998. Casino revenue per day increased approximately 5.0% in 1999 to $1,238,000 from $1,179,000 in 1998.

Horseshoe Tunica

Horseshoe Tunica contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $176.6 million and $47.3 million, respectively, for the nine months ended September 30, 1999 and $166.0 million and $40.1 million, respectively, for the nine months ended September 30, 1998.

Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $168.8 million and $7.7 million, respectively, for the nine months ended September 30, 1999 and $158.7 million and $7.3 million, respectively, for the nine months ended September 30, 1998. Casino revenue per day increased approximately 6.4% in the nine months ended September 30, 1999 to $618,000 from $581,000 for the comparable 1998 period.

Table game revenue increased $2.1 million over the same period in 1998 primarily due to an increase in hold percentage. In addition to the increase in table game revenue, slot revenue increased $8.0 million, primarily resulting from increased coin-in volume. The operating profit before corporate expenses, development expenses and asset write-down margin for the nine months ended September 30, 1999 was 26.8% compared with 24.2% for the nine months ended September 30, 1998. As with the net revenue increase, the increase was primarily due to an increase in gaming revenues. The 1999 period also includes additional payroll and related expenses of $2.0 million mainly due to the maturation of the Company's workforce. Bad debt expense decreased $3.9 million during the 1999 period as compared to the comparable period in 1998.

Horseshoe Bossier City

Horseshoe Bossier City contributed net revenues and operating profit before corporate expenses, development expenses and asset write-down of $186.0 million and $30.7 million, respectively, for the nine months ended September 30, 1999 and $179.6 million and $30.9 million, respectively, for the nine months ended September 30, 1998. Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $169.2 million and $16.7 million, respectively, for the nine months ended September 30, 1999 and $163.2 million and $16.4 million, respectively, for the nine months ended September 30, 1998. Casino revenue per day increased approximately 3.7% in the nine months ended September 30, 1999 to $620,000 from $598,000 for the comparable 1998 period.

The $6.0 million increase in casino revenue was primarily attributed to an increase in slot revenue. The slot revenue reflects an increase in volume, which contributed $9.2 million to net revenue, which was offset by a reduction of $2.1 million due to a variance in hold percentage. As a result of the increased slot volume and the decreased slot hold percentage, slot revenue increased $7.1 million. In contrast, table game revenue decreased by $1.1 million in the nine months ended September 30, 1999 over the same period in 1998. Revenues due to drop volume actually increased by $4.2 million for the period; however, revenues were more than offset by a $5.4 million decrease in revenue relating to a reduced hold percentage.

Operating profit before corporate expenses, development expenses and asset write-down remained relatively flat for the 1999 period as compared to 1998. The 1999 period includes additional payroll and related expenses of $0.8 million due to the maturation of the work force, additional depreciation and amortization expense of $2.5 million recognized as a result of the Company's purchase of the 8.08% minority shareholder interests (see Louisiana Repurchase below), and additional real estate taxes of $0.9 million from the expanded facility.

Other Factors Affecting Earnings

In May 1999, the Company purchased redeemable ownership interests in Horseshoe Gaming, L.L.C. ("Horseshoe Gaming") comprising an aggregate 7.2% of Horseshoe Gaming from five former employees for an aggregate purchase price of $36.7 million. In June 1999, the first installment of approximately $11.5 million was paid with the remaining amount to be paid over a period not to exceed four years. The Company will pay an additional $2.2 million to these former employees over the remaining term in the event the Empress merger is consummated. During the third quarter of 1999, the Company agreed to purchase redeemable ownership interests of 1.3% of the Company from four current employees for $4.9 million. The first installment of approximately $1.7 million was paid with the remaining amount to be paid over a period not to exceed three years. The Company will pay an additional $0.4 million to these employees over the remaining term in the event the Empress merger is consummated. The notes receivable from these former and current employees was fully paid in connection with the first installment payment made. Operating results for the nine months ended September 30, 1999 include a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests.

During the second quarter of 1999, the Company recorded an additional $8.0 million charge to adjust the carrying value of the riverboat held for sale, Queen of the Red, to its current estimated net realizable value of $4.0 million. The estimated realizable value was based on recent market information concerning riverboats being held for sale. The Queen of the Red was previously written down in the third quarter of 1998 by $12.9 million. This additional charge was made to reflect the current market conditions for idle riverboats. On May 28, 1999, the Illinois Legislature passed a bill allowing dockside gaming and eliminating the need for cruising vessels and further reducing the market demand for these types of gaming facilities.

The increase in interest expense of $13.2 million for the nine months ended September 30, 1999, compared with the same period in 1998, is mainly due to the increase in the total amount of debt outstanding. Total debt outstanding increased to $798.9 million as of September 30, 1999 from $358.6 million as of September 30, 1998. The increased borrowings were necessary to fund the planned merger with Empress.

Interest income for the nine months ended September 30, 1999 was $8.8 million, compared to $1.4 million for the nine months ended September 30, 1998. This significant increase of approximately $7.4 million was a direct result of depositing $342.3 million into a secured proceeds account that will be used for partial payment of the Empress merger. This $342.3 million was obtained in the second quarter of 1999 through a $600 million notes offering (see Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

In May 1999, the Company (see Other Matters below) issued $600 million of 8 5/8% senior subordinated notes. The proceeds from the issuance were used to refinance the Company's 12 3/4% senior notes and refinance the Company's $130 million credit facility, of which $75 million was outstanding as of May 11, 1999. Of the remaining proceeds, $342.3 million was placed in a secured proceeds account. The secured proceeds account was pledged to the trustee to secure our obligations under the notes and the indenture, including our obligation to redeem a portion of the notes at 101% of their principal amount if: (a) we fail to consummate the Empress merger for any reason by December 1, 1999; (b) we determine that the Empress merger will not be completed by that date; (c) more than $75.0 million of the $150.0 million of Empress' 8 1/8% senior subordinated notes due 2006, or Empress notes, remain outstanding after we consummate a change of control offer to purchase the Empress notes, or Empress change of control offer; or (d) we fail to timely consummate the Empress change of control offer. To partially finance the Empress merger, the Company completed a bank financing for a new $375 million senior credit facility which is available only upon completion of the merger.

LIQUIDITY

Net cash provided by operating activities was $91.8 million and $44.6 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in operating cash flow from the first nine months of 1999 compared to 1998 is due mainly to the 1998 period reflecting a $18.7 million payment for accrued dividends. The remaining fluctuation is mainly due to additional accrued interest of $20.0 million and approximately $8.9 million relating to the extraordinary loss from the early retirement of long-term debt recognized during 1999 and 1998.

CAPITAL SPENDING AND FINANCING

Net cash used in investing activities was $21.3 million and $80.0 million for the nine months ended September 30, 1999 and 1998, respectively. Cash flows from investing activities include expenditures for normal capital replacement and expansion projects. The fluctuation in investing cash flows is mainly due to the expansion project completed in Horseshoe Bossier City in 1998.

Net cash (used in) provided by financing activities were $(75.9) million and $26.6 million for the nine months ended September 30, 1999 and 1998, respectively. Two factors caused the fluctuation in the nine months ended September 30, 1999 and 1998. First, the 1998 period includes $45.0 million in borrowings to finance expansion capital expenditures and second, the 1999 period includes $34.4 million in payments to purchase outstanding warrants.

Cash and cash equivalents totaled $78.8 million as of September 30, 1999. We believe that our cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet our existing debt service obligations and capital expenditure commitments for the next twelve months.

OWNERSHIP REPURCHASE MATTERS

In January 1999, the Company repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest from its largest shareholder, HGI, for an exercise price of $510,000. Upon acquisition, the Company exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members' equity in the first quarter of 1999.

In May 1999, Horseshoe Gaming, L.L.C. ("Horseshoe Gaming") purchased redeemable ownership interests comprising an aggregate 7.2% of Horseshoe Gaming from five former employees for an aggregate purchase price of $36.7 million. In June 1999, the first installment of approximately $11.5 million was paid with the remaining amount to be paid over a period not to exceed four years. The Company will pay an additional $2.2 million to these former employees over the remaining term in the event the Empress merger is consummated. During the third quarter of 1999, the Company agreed to purchase redeemable ownership interests of 1.3% of the Company from four current employees for $4.9 million. The first installment of approximately $1.7 million was paid with the remaining amount to be paid over a period not to exceed three years. The Company will pay an additional $0.4 million to these employees over the remaining term in the event the Empress merger is consummated. The notes receivable from these former and current employees was fully paid in connection with the first installment payment made. Operating results for the nine months ended September 30, 1999 include a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests.

During the third quarter of 1999, the Company also agreed to purchase ownership interests of 3.2% the Company from four owners totaling $17.3 million. During the third quarter of 1999, the first installment of approximately $1.8 million was paid with the remaining amount to be paid over a period not to exceed four years. The Company will pay an additional $1.0 million to these former owners over the remaining term in the event the Empress merger is consummated

LOUISIANA REPURCHASE

In April 1999, we exercised our option to acquire the remaining 8.08% limited partnership interest in Horseshoe Entertainment not held by New Gaming Capital Partnership for total consideration of up to $30.4 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million in cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million, of which $4.0 million is included in accrued expenses and the remaining $22.0 million is included in other long-term liabilities.

EMPRESS MERGER

On September 2, 1998, we entered into an Agreement and Plan of Merger, as amended as of March 25, 1999 and July 23, 1999, to acquire the operating subsidiaries of Empress for an estimated $609.0 million, subject to adjustment, including assumption of $150.0 million of Empress notes. We intend to use the funds in the secured proceeds account and amounts available under the new credit facility to consummate the Empress merger. The acquisition will be accomplished by merging two of our wholly-owned subsidiaries into the Empress subsidiaries that own the Empress casinos in Hammond, Indiana and Joliet, Illinois. The transactions contemplated by the merger agreement are subject to the receipt of various approvals, most of which have been received and the remainder of which the Company hopes to receive in the near future. The Company has been informed that its application for approval of the Empress merger will not be considered by the Illinois Gaming Board at its October meeting. There can be no assurance that we will be successful in obtaining all such approvals. In addition, the merger agreement provides that each party has the right to terminate the agreement under certain circumstances, which in some instances would allow Empress to retain a $10.0 million down payment we made towards the purchase price as well as receive other consideration not to exceed $3.0 million. The July 23, 1999 amendment to the Agreement and Plan of Merger extended the closing date to December 1, 1999.

OTHER MATTERS

On July 23, 1999, we entered into a consulting agreement with Empress to provide us with a wide range of consulting and advisory services in connection with operating casinos in the greater Chicago market and, in particular, expecting in full the opportunities presented to Empress Joliet as a result of the legislation which now permits dockside gaming. In consideration for the consulting and advisory services to be provided and in recognition of the economic benefits to us of maintaining dockside gaming, we will pay Empress a monthly consulting fee of $333,333 for a period of five years, the total of all such payments not to exceed $20,000,000. The consulting payments will not commence until the closing of the Empress merger and will be suspended during any period during which Empress Joliet is prohibited from conducting dockside gaming activities. All consulting payments will be accelerated if we undergo a change in control.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company has outlined its Year 2000 compliance plan into three phases:

(1) a thorough internal review of potential system problems and their impact on our business,

(2) the subsequent implementation of the remediation plan formulated as a result of phase 1 and a review of the compliance of our significant vendors and suppliers, and

(3) extensive testing of the remediation plan implementation and extensive construction and review of contingency plans by an internal Year 2000 task force comprised of key corporate and property executives and personnel.

Key elements of the remediation plan generated from phase 1 included the following:

o        Financial and HR software packages were upgraded.

o In excess of two hundred personal computers were purchased and installed.

o A new network operating system and company-wide email system was purchased and subsequently installed.

o Hotel management system was upgraded to a new version, which was Y2K compliant.

o All telephone call accounting software packages were replaced with new compliant software.

o Time and attendance software and time clocks in Horseshoe Bossier City have been replaced.

o Both Slot Accounting systems in Horseshoe Tunica and Horseshoe Bossier City have been successfully upgraded.

Contingency plans are being developed and tested in phase 3. Accordingly, the Company does not anticipate any internal systems failures will have a material impact on its operations or financial condition. The Company will continue its efforts to ensure that major third party vendors as well as public and private providers of infrastructure services such as utilities and communication services will be Year 2000 compliant. The failure of such infrastructure services could result in a "worst case" scenario in which operations relying on services like mechanical gaming devices would be temporarily disrupted. The Company cannot presently estimate either the likelihood or the potential cost of such failures. While the Company cannot be sure that it and our suppliers and customers will fully resolve the Year 2000 compliance issues, neither the estimated costs nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's financial position or results of operations.

Phase 1 has been completed; with phase 2 substantially completed, and phase 3 to be completed by November 15, 1999. The Company expects to be fully Year 2000 compliant by December 1, 1999. As of October 15, 1999, the Company had spent approximately $600,000, and estimates additional costs of approximately $125,000, in connection with the Year 2000 compliance program. The Company plans to fund expenditures associated with Year 2000 compliance from working capital.

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           Exhibit No. 27.1 -- Financial Data Schedule -
                               Horseshoe Gaming Holding Corp.

(b)      Reports on Form 8-K

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HORSESHOE GAMING HOLDING CORP.
                                             a Delaware Corporation



Date:    October 22, 1999                    By: /s/ Kirk C. Saylor
                                                 -------------------------------
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------

 27.1             Financial Data Schedule - Horseshoe Gaming Holding Corp.