Form 10-K405
period 1999-12-31
HORSESHOE GAMING HOLDING CORP
filed 2000-03-30
CIK 1088118

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                        [Commission file number 333-0214]

                         HORSESHOE GAMING HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   [88-0425131]
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                               2300 Empress Drive
                                Joliet, IL 60436
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (815) 773-0700

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the equity of Horseshoe Gaming Holding Corp. held by non-affiliates of Horseshoe Gaming Holding Corp. is inapplicable as the equity of Horseshoe Gaming Holding Corp. is privately held.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

================================================================================

                         HORSESHOE GAMING HOLDING CORP.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended December 31, 1999

                                                                                       Page
                                                                                       ----
                                     PART I
Item 1.     Business                                                                       3

Item 2.     Properties                                                                    24

Item 3.     Legal Proceedings                                                             25

Item 4.     Submission of Matters to a Vote of Security Holders                           25


                                     PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters         25

Item 6.     Selected Financial Data                                                       26

Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                 27

Item 7A     Qualitative and Quantitative Disclosures About Market Risk                    35

Item 8.     Financial Statements and Supplementary Data                                   35

Item 9.     Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure                                                          35



                                    PART III


Item 10.    Directors and Executive Officers of the Registrant                            36

Item 11.    Executive Compensation                                                        38

Item 12.    Security Ownership of Certain Beneficial Owners and Management                41

Item 13.    Certain Relationships and Related Transactions                                42



                                     PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K              43

                                     PART I

ITEM 1  BUSINESS
GENERAL

        Horseshoe Gaming Holding Corp. (the "Company") is a leading, multi-jurisdictional gaming company which owns and operates, through its wholly owned subsidiaries, riverboat casinos under the "Empress", "Horseshoe" and "Binion" names in Joliet, Illinois, Hammond, Indiana, Bossier City, Louisiana and Tunica County Mississippi. The principal executive offices of the Company are located at 2300 Empress Drive, Joliet, IL 60436, telephone (815) 773-0700.

        Horseshoe Entertainment LP, ("HE"), the entity that owns and operates Horseshoe Bossier City commenced operation on July 9, 1994 and Robinson Property Group LP, ("RPG"), the entity that owns and operates Horseshoe Tunica commenced operation on February 13, 1995. Both of these casinos previously were owned indirectly by Horseshoe Gaming, LLC ("Horseshoe Gaming"). On April 15, 1999, the members of Horseshoe Gaming holding over 90% of the aggregate ownership interests in Horseshoe Gaming contributed to the Company their membership interests in Horseshoe Gaming in exchange for interests in the Company. The remaining ownership interests in Horseshoe Gaming either were contributed to the Company in exchange for interests in the Company or acquired by the Company or Horseshoe Gaming so that on December 1, 1999, the Company owned 100% of Horseshoe Gaming.

        On December 1, 1999, the Company, acquired from Empress Entertainment, Inc. ("Empress"), one of the largest operators of riverboat casinos serving the Chicago metropolitan area, all of the outstanding stock of two of Empress' operating subsidiaries, Empress Casino Hammond Corporation ("Empress Hammond"), which operates Empress Hammond, and Empress Casino Joliet Corporation ("Empress Joliet"), which operates Empress Joliet, for $494.9 million in cash (the "Empress Merger"). Empress Joliet commenced operation on June 17, 1992 and Empress Hammond commenced operation on June 28, 1996. Upon consummation of the Empress Merger, Horseshoe Gaming was merged into the Company (the "Internal Consolidation").

        The Empress Merger was accomplished through two simultaneous merger transactions of the Company's wholly owned subsidiaries with and into the Empress subsidiaries that own Empress Hammond and Empress Joliet, with the Empress subsidiaries surviving. In connection with the Empress Merger, the Company assumed $150 million of Empress' 8 1/8% Senior Subordinated Notes due 2006 (the "Empress Notes"). Pursuant to a change in control offer to purchase the Empress Notes at 101% of their principal amount in accordance with the terms of the relevant Empress Indenture, the Company retired all of the Empress Notes in January 2000.

        Upon the closing of the Empress Mergers, the Company announced its plans to relocate its corporate headquarters and move its senior executives and their support staff to Joliet, Illinois. The Company anticipates the closing of corporate offices in Las Vegas, Nevada and Memphis Tennessee by April 30, 2000. The cost of the relocation is not expected to be material to the financial position or results of operations of the Company.

CHICAGO OPERATIONS

MARKET

        The Chicago market, which encompasses portions of both Illinois and Indiana, consists of approximately 8.0 million people within a radius of 50 miles from downtown Chicago. The Illinois Riverboat Act authorizes ten owner's licenses for riverboat gaming operations, all of which have been issued, and four of which, including Empress Joliet, serve the Chicago metropolitan area. Current Indiana gaming legislation authorizes a total of five licenses to operate riverboat casinos in northern Indiana on Lake Michigan, all of which have been issued to casinos that are currently operating, including Empress Hammond.

EMPRESS HAMMOND AND EMPRESS JOLIET

        Empress Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Empress Hammond is leased from the City of Hammond and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 42,500 square feet of gaming space and contains 1,677 slot machines, 55 table games and 8 poker tables. The pavilion is mythologically-themed and features a lounge, steakhouse, buffet, deli and a 150-seat banquet room.

        Empress Joliet and the surrounding land-based facilities are located on approximately 350 acres along the Des Plaines River in Joliet, Illinois. The casino is situated on two catamaran vessels and collectively consists of 36,000 square feet of gaming space containing 1,072 slot machines, 46 table games and 7 poker tables. Empress Joliet includes an approximately 150,000 square foot Egyptian-themed pavilion, featuring a lounge, steakhouse, cafe, buffet and a 400-seat banquet room. A three-story hotel with 102 rooms and an 80-space recreational vehicle park support Empress Joliet. Empress Joliet provides surface parking for 2,350 cars.

COMPETITION

        Empress Hammond and Empress Joliet primarily compete with seven casinos, four of which are located on Lake Michigan in Indiana and three of which are located in Illinois. In addition, in May 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act which could result in one of the ten state-authorized licenses for Illinois being relocated to Rosemont, Illinois, which could have a material adverse effect on the operations of Empress Hammond and Empress Joliet.

        Outside of Illinois and Indiana, several other states have authorized gaming activities and other states in the future may authorize such gaming activities. To date, riverboat and/or dockside gaming has also been approved in nearby states such as Iowa and Missouri. Moreover, three land-based casinos have been authorized in Detroit, Michigan, two of which have commenced gaming operations.

        Empress Hammond and Empress Joliet also compete, and expect to compete, with various gaming operations on Native American land, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Pokagon Band of the Potawatomi Indians has recently proposed building a land-based casino in northern Indiana, specifically in St. Joseph or Elkhart Counties. In addition, the Saginaw Chippewa Tribe has substantially completed the construction of, and is currently operating, one of the largest Native American gaming complexes in the U.S. in Mt. Pleasant, Michigan, approximately 250 miles northeast of Hammond, Indiana. The Governor of Michigan has recently signed a number of Indian Compacts that would allow land-based casinos in Michigan, including southwest Michigan. The opening of land-based casinos, which generally have a competitive advantage over riverboat casinos, in close proximity to Empress Hammond and Empress Joliet, could have a material adverse effect on the operations of both casinos. In addition, lower age limits at Native American casinos may put Empress Hammond and Empress Joliet, each with a minimum age requirement for admittance of 21, at a competitive disadvantage.

BOSSIER CITY OPERATIONS

MARKET

        The Bossier City/Shreveport market is the largest gaming market in the State of Louisiana. While approximately 350,000 people are full-time residents of Bossier City/Shreveport, approximately 16.5 million people reside within 250 miles of the Company's Bossier City casino (approximately four hours driving distance). The Bossier City/Shreveport market attracts a significant amount of its gaming clientele from the Dallas/Fort Worth area of Texas.

HORSESHOE BOSSIER CITY

        The Horseshoe Bossier City is located on approximately 30 acres along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino is located on a riverboat, which has approximately 62,400 square feet spread out over four-decks with approximately 30,000 square feet of gaming space, including 1,550 gaming devices and 57 table games. The casino operation is complemented by an approximately 55,000 square foot dockside pavilion, a new 25 story hotel with 606 deluxe rooms, meeting facilities, a health club and other luxury hotel amenities and a 1,750 car parking garage. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access and escalators serving each of the gaming decks. In addition, Horseshoe Bossier City features a new entertainment facility that provides seating for 1,300 guests.

COMPETITION

        The Horseshoe Bossier City competes directly with three other riverboat casinos in Shreveport and Bossier City. These four riverboats together currently comprise the Bossier City/Shreveport market. The Louisiana Gaming Control Board has recently granted approval to Hollywood Casinos and New Orleans Paddlewheels Company to relocate the license for the New Orleans Flamingo Hilton Casino, which is now closed, to a new facility to be located in Shreveport. The State of Louisiana has granted approval to applicants for 14 of the 15 legislatively authorized licenses, five of which have been approved for the northern region of the State in Bossier City/Shreveport. While the Louisiana Gaming Control Board accepted applications for the fifteenth license on November 15, 1999, the Louisiana Gaming Control Board has not granted the remaining fifteenth license, and the Governor of the State of Louisiana has included the elimination of the fifteenth license in the March 13, 2000 call of the special session of the Louisiana legislature. If this license is granted, it may be located in the Bossier City/Shreveport market. The impact on operating margins from the overall increase in supply to this market is uncertain. As only 15 Louisiana riverboats and one land-based casino in New Orleans have been authorized by law, potential competition in Louisiana is presently limited. The Bossier City/Shreveport casinos capture the Dallas/Ft. Worth market and share the Houston area market with four existing riverboats in Lake Charles Louisiana, a land-based casino owned by the Coushatta Indian Tribe located near Lake Charles and two riverboats in Baton Rouge, Louisiana. If Texas or Arkansas were to approve gaming, competition would increase, which would have an adverse effect on our operations.

        Management believes that the Bossier City/Shreveport casinos have an operational advantage over the other Louisiana riverboats because the Bossier City/Shreveport riverboats do not have to cruise in three-hour increments. The cruising exemption for the Bossier City/Shreveport market was included in the Louisiana Gaming Statutes to account for the difficult navigational aspects of the Red River. The Horseshoe Bossier City casino remains dockside, allowing passengers to enter and exit as they please and enabling management to conduct 24-hour a day continuous gaming operations.

TUNICA OPERATIONS

MARKET

        The Tunica County, Mississippi market is the largest gaming market in the State of Mississippi and the closest legalized gaming jurisdiction to the Memphis, Tennessee metropolitan area, which is only 30 miles away. Tunica County benefits from its proximity to several major population centers and to the popularity of the Memphis region as a vacation destination. Over 2.5 million people live within 90 miles and over 10.7 million people live within 200 miles of the Horseshoe Tunica. Within 500 miles of the Company's Tunica County casino (approximately eight hours driving distance or approximately one-hour flight time) the total population base increases to approximately 54.9 million.

HORSESHOE TUNICA

        The Horseshoe Tunica is located in Tunica County, Mississippi, at Casino Center, a 70-acre three-casino complex. The casino operation consists of approximately 327,000 square feet. The gaming area comprises approximately 62,000 square feet and contains 1,596 slot machines, 61 table games and 14 poker tables. The casino facility includes two specialty restaurants, a buffet, deli, bars, retail outlets, a 14-story hotel tower with 312 deluxe rooms, a total of 507 rooms, a health club, meeting room facilities, an 1,100 space, four-level parking garage, and a 1,000-seat themed entertainment facility, "Bluesville," that has hosted some of the world's renowned musical talent such as Julio Iglesias, Vince Gill, Roger Daltrey and Ringo Starr.

COMPETITION

        The Horseshoe Tunica competes with nine other casinos in the competitive Tunica County, Mississippi, market. Some of our competitors are presently undergoing expansion and others may do so in the future, which may have a material adverse effect on the operations of Horseshoe Tunica.

        In November 1996, the Mississippi county closest to Memphis (DeSoto County) voted against permitting legal gaming to be conducted aboard vessels located in DeSoto County. Legislation passed in 1997 precludes DeSoto County from holding a subsequent election on the issue until at least October 2004. If gaming were approved in DeSoto County or in Arkansas or Tennessee, numerous additional sites closer to Memphis would be available for gaming. Thus, while Tunica County is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area, there is no assurance that this situation will not change in the future. If DeSoto County, Arkansas or Tennessee were to approve gaming, competition would increase, which would have a material adverse effect on the operations of Horseshoe Tunica.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward-looking statements involve risks and uncertainties, many of which are outside the Company's control and, accordingly, actual results may differ materially. Factors that might cause a difference include, but are not limited to, the competitive nature of the casino gaming industry, risk of increases in the number of competitors in the markets in which the Company operates, risk of changes in gaming laws and regulations, licensing and other governmental approvals, construction factors, environmental restrictions, soil and water conditions, weather and other hazards, access to available and feasible financing, relations with partners, owners, employees and other third parties, conditions of credit markets and other business and economic conditions, litigation, judicial actions and political uncertainties and other factors discussed from time to time in the Company's filings with the SEC. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

GAMING REGULATORY MATTERS

        The company is subject to state and Federal laws, which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations to which the company is subject to. All laws are subject to change and different interpretations. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome or expensive requirements, or the outright prohibition of an activity. Gaming authority approvals are now required in each of Indiana, Illinois, Mississippi, and Louisiana.

INDIANA

        The Indiana Riverboat Act authorizes the issuance of up to 11 riverboat gaming licenses on waterways located in Indiana counties that are contiguous to Lake Michigan, the Ohio River or Patoka Lake. The Indiana Gaming Commission has not considered applicants for the eleventh license since the Patoka Lake site has been determined by the U.S. Army Corps of Engineers to be unsuitable for a casino vessel project. The Indiana Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Indiana, including comprehensive law enforcement provisions. The Indiana Riverboat Act vests the Indiana Gaming Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in the State of Indiana. The Indiana Gaming Commission's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Indiana.

        The Indiana Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. A licensee may own no more than a 10% interest in any other owner's license under the Indiana Riverboat Act.

        The Indiana Riverboat Act restricts the granting of the owner's licenses by location. The licenses (excluding the license for Patoka Lake) must be awarded as follows: (i) two licenses for riverboats operating from Gary; (ii) one license for a riverboat operating in Hammond; (iii) one license for a riverboat operating in East Chicago; (iv) one license for a riverboat operating in any city located in LaPorte, Porter or Lake counties, not including the above-named cities; and (v) five licenses for riverboats that operate upon the Ohio River from counties contiguous thereto and with no more than one operating in any county. The Indiana Gaming Commission has issued the five authorized riverboat owner's licenses on Lake Michigan and four riverboat owner's licenses on the Ohio River, and a certificate of suitability has been issued to another applicant, subject to final licensure, on the Ohio River.

        Each owner's license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner's license pursuant to the Indiana Riverboat Act and the rules and regulations adopted thereunder. The Indiana Riverboat Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation must be secured and cannot be disposed of without the approval of the Indiana Gaming Commission. A licensed owner may apply for and may hold other licenses that are necessary for the operation of a riverboat, including licenses to sell alcoholic beverages, a license to prepare and serve food and any other necessary licenses. Furthermore, the Indiana Riverboat Act requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices, and supplies and certain other suppliers be licensed. All Indiana state excise taxes, use taxes, and gross retail taxes apply to sales on a riverboat.

        Applicants for licensure must submit comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every shareholder or participant of the applicant and provide specific information with respect to certain shareholders holding significant interests (5% or greater) in the applicant. The Indiana Gaming Commission has the authority to request specific information on any shareholder.

        A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against an owner's riverboat gaming license. An ownership interest in an owner's riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Riverboat Act.

        The Indiana Riverboat Act does not limit the maximum bet or per patron loss. The licensee sets minimum and maximum wagers on games. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat.

        Riverboats operating in Indiana must (i) have a valid certificate of inspection from the U.S. Coast Guard to carry at least 500 passengers; and (ii) be at least 150 feet long. Any riverboat that operates on the Ohio River must replicate, as nearly as possible, historic Indiana steamboat passenger vessels of the nineteenth century. Riverboats operating on Lake Michigan need not meet this requirement.

        After consultation with the U.S. Army Corps of Engineers, the Indiana Gaming Commission may determine the available navigable waterways that are suitable for the operation of riverboats under the Indiana Riverboat Act. If the U.S. Army Corps of Engineers rescinds an approval for the operation of riverboats on a waterway, a license issued under the Indiana Riverboat Act is void and the holder may not conduct or continue gaming operations under the Indiana Riverboat Act. The Indiana Gaming Commission requires employees working on a riverboat to have a valid merchant marine document from the U. S. Coast Guard.

        Gaming sessions are generally required to be at least two hours and are limited to a maximum duration of four hours. No gaming may be conducted while the boat is docked, except (i) for 30-minute time periods at the beginning and end of each cruise while the passengers are embarking and disembarking (total gaming time is limited to four hours, however, including the pre- and post-docking periods); and (ii) when weather or water conditions prevent the boat from cruising. The Indiana Gaming Commission may grant extended cruise hours in its discretion. If the master of the riverboat reasonably determines and certifies in writing that specific weather conditions or water conditions present a danger to the riverboat and the riverboat's passengers and crew, the riverboat may remain docked and gaming may take place until (i) the master determines that the conditions have sufficiently diminished for the riverboat to safely proceed; or (ii) the duration of the authorized excursion has expired.

        The Indiana Riverboat Act imposes a 20% wagering tax on adjusted gross receipts from gaming. The tax imposed is to be paid by the licensed owner to the Indiana Department of State Revenue before the close of the business day following the day when the wagers are made. The Indiana Riverboat Act also requires that licensees pay a $3.00 admission tax for each person admitted to a gaming excursion. A riverboat license may be suspended for failure to pay such tax as required pursuant to the Indiana Riverboat Act. Riverboats are assessed for property tax purposes as real property and are taxed at rates determined by local taxing authorities. Indiana corporations are also subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana Supplemental corporate net income tax.

        The Indiana Gaming Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Riverboat Act, the regulations of the Indiana Gaming Commission, or for any other fraudulent act. In addition, the Indiana Gaming Commission may revoke an owner's license if the licensee has not begun regular riverboat excursions prior to the end of the twelve month period following receipt of a license from the Indiana Gaming Commission or if the Indiana Gaming Commission determines that the revocation of the license is in the best interests of the State of Indiana. A holder of a gaming license is required to post a bond with the Indiana Gaming Commission in an amount that the Indiana Gaming Commission determines will adequately reflect the amount that a local community will expend for infrastructure and other facilities associated with a riverboat operation.

        The Indiana Riverboat Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The Indiana Gaming Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements.

        An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability.

        A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods and services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission. A riverboat owner licensee or an affiliate may not enter into a debt transaction of $1.0 million or more without the prior approval of the Indiana Gaming Commission. The Indiana Gaming Commission has a rule requiring the reporting of certain currency transactions, which is similar to that required by Federal authorities.

        The Indiana Riverboat Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee or by an officer of a person that holds at least a 1% interest in the licensee. The Indiana Gaming Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license or officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

        The Indiana Gaming Commission adopted a rule which prohibits a distribution (except to allow payment of taxes) by a riverboat licensee to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission has adopted a rule which requires riverboat licensees to maintain, on a quarterly basis, a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

        A lawsuit was filed on October 25, 1996 in Harrison County, Indiana by three individuals residing in counties abutting the Ohio River against the State of Indiana, the 108th Indiana General assembly, the Indiana Gaming Commission and individual members of the Indiana Gaming Commission. The lawsuit challenges the constitutionality of the Indiana Riverboat Act on the grounds that (i) it allegedly creates an unequal privilege because under the Indiana Riverboat Act "citizens opposed to riverboat gaming must win several elections to ensure riverboat gaming is not allowed in their county" but "citizens who support riverboat gaming need only win once to entrench riverboat gaming indefinitely into a county"; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and to matters properly connected with the subject. The defendants have filed an answer to the complaint generally denying the allegations and, on June 10, 1999, the State of Indiana's motion to dismiss the complaint was granted. The matter is now pending before the Indiana Court of Appeals. If the Indiana Riverboat Act ultimately were held unconstitutional and if, as a result thereof, Empress Hammond were not permitted to operate, it would, absent timely corrective legislation, have a material adverse effect on the Company.




ILLINOIS

        The Illinois Riverboat Act, as amended, authorizes the issuance of up to ten riverboat gaming licenses by the five-member Illinois Gaming Board on water within or forming a boundary of Illinois, except for Lake Michigan. The Illinois Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. Each owner's license permits up to two boats as a part of a single riverboat gaming operation. The Illinois Riverboat Act regulates the facilities, persons, associations and practices related to riverboat gaming operations. The Illinois Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in Illinois.

        The Illinois Riverboat Act restricts the granting of certain of the ten owner's licenses by location. Three licenses are reserved for operators docking at sites on the Mississippi River, one for an operator docking at a site on the Illinois River south of Marshall County and one for an operator docking at a site on the Des Plaines River in Will County. The remaining five owner's licenses are not restricted as to location. In addition to the ten owner's license which are authorized under the

Illinois Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming and to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

        An owner's license is issued for an initial period of three years and must be renewed annually thereafter. For licenses renewed on or after May 1, 1998, renewal may be for a period of up to four years. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Illinois Riverboat Act. The Illinois Gaming Board also requires that officers, directors, shareholders and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

        Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Gaming Board for changes in: (i) key personnel, including officers, directors, managing agents, or holders of a 5% or greater ownership interest in the business entity; (ii) its organizational form;
(iii) the equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) sources of funds; (vi) the applicant's economic development plan; (vii) riverboat capacity or significant design changes; (viii) the number of gaming positions; (ix) anticipated economic impact; or (x) oral or written agreements relating to the acquisition or disposition of property of a value greater than $1,000,000. A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following: (i) working capital requirements, (ii) debt service requirements, (iii) requirements for repairs and maintenance and (iv) capital expenditure requirements.

        The Illinois Gaming Board will require a personal disclosure from any person or entity (unless such person or entity qualifies as an institutional investor) who or which, individually or in association with others, acquires, directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly traded corporation which holds an ownership interest or a beneficial interest in the holder of an owner's license. If the Illinois Gaming Board denies an application for such an acquisition, commencing as of the date the Illinois Gaming Board issues a notice that it denies such application, it will be unlawful for such applicant to receive any dividends or interest on his or its securities, to exercise, directly or indirectly, any right conferred by such securities or to receive any remuneration in any form from any person or entity holding any license under the Illinois Riverboat Act for services rendered or otherwise. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested or if the Illinois Gaming Board issues a final order of disqualification, the holder of the affected owner's license shall purchase all of the disqualified person's or entity's securities at the lesser of either the market price or the purchase price of such securities. An ownership interest in a holder of an owner's license may be transferred or pledged as collateral only with the consent of the Illinois Gaming Board.

        On November 30, 1999, the Illinois Gaming Board approved the transfer of the ownership of Empress Joliet from Empress to the Company. Empress Joliet's gaming license will be up for renewal in June 2000. Currently, Jack B. Binion, the principal owner of Empress Joliet, is seeking a key person license approval from the Illinois Gaming Board.

        The investigation of Mr. Binion's key person application by the Illinois Gaming Board is ongoing. The Illinois Gaming Board has not informed Mr. Binion or Horseshoe as to the date the investigation will be completed. It is unknown the effect, if any, a denial of Mr. Binion's key person application will have on the ability of Horseshoe to continue to do business in Illinois or elsewhere.

        The Illinois Riverboat Act permits the licensee to set the maximum or minimum limits on wagering. No person under the age of 21 is permitted to wager in Illinois.

        Under the Illinois Riverboat Act, vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway.

        The number of gaming positions is limited to a maximum of 1,200 per license. All riverboats must be accessible to disabled persons and must comply with applicable Federal and state laws, including, but not limited to, U.S. Coast Guard regulations. A $2 per person admission tax is imposed on the owner of a riverboat operation. Prior to January 1, 1998, the Illinois Riverboat Act imposed a 20% tax on all adjusted gross receipts on each Illinois gaming vessel. Effective on January 1, 1998, the Illinois Riverboat Act was amended to impose the following graduated wagering tax rates on adjusted gross receipts from gaming: (i) 15% of the calendar year adjusted gross receipts up to and including $25.0 million; (ii) 20% of the calendar year adjusted gross receipts in excess of $25.0 million but not exceeding $50.0 million; (iii) 25% of the calendar year adjusted gross receipts in excess of $50.0 million but not exceeding $75.0 million; (iv) 30% of the calendar year adjusted gross receipts in excess of $75.0 million but not exceeding $100.0 million; and (v) 35% of the calendar year adjusted gross receipts in excess of $100.0 million. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board on a daily basis.

        The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Illinois Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to riverboat gaming operations at all times.

        A holder of any license is subject to the imposition of penalties and fines, suspension or revocation of its license, or other action for any act or failure to act by such holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Illinois Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Riverboat Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Gaming Board may revoke or suspend licenses, as the Illinois Gaming Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures, and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

        The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

MISSISSIPPI

        The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

        The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act (the "regulations") which are also similar in many respects to the Nevada gaming regulations.

        The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

        - prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

        - establish and maintain responsible accounting practices and procedures;

        - maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission; - prevent cheating and fraudulent practices;

        - provide a source of state and local revenues through taxation and licensing fees; and

        - ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

        The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law, the regulations and/or interpretations of the Mississippi Act and the regulations by the Mississippi Gaming Commission may limit or otherwise materially affect the types of gaming that may be conducted and could have a material adverse effect on the Company and RPG's Mississippi gaming operations.

        The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of March 17, 2000, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. On May 29, 1993, the Mississippi Gaming Commission granted preliminary site approval for the site of the Horseshoe Tunica. Although there are no legislative limitations on the number of gaming licenses which may be issued in Mississippi, competition is limited by the availability of legal, suitable and accessible sites.

        Mississippi law permits unlimited stakes gaming on permanently moored vessels on a continuous 24-hour basis and does not restrict the size of the gaming area or the percentage of vessel space, which may be utilized for gaming. All types of casino games (other than bingo and race and/or sports betting) may be offered. House credit may be extended to qualified patrons. The legal age for gaming in Mississippi is 21.

        The Company and RPG are subject to the licensing and regulatory control of the Mississippi Gaming Commission. The Company is registered under the Mississippi Act as a holding company of RPG and will be required periodically to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information, which the Mississippi Gaming Commission may require. If the Company is unable to satisfy the registration requirements of the Mississippi Act, the Company and RPG cannot own or operate gaming facilities in Mississippi. RPG must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. The Mississippi Gaming Commission issues the licenses. RPG will also be required periodically to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby.

        Gaming licenses are not transferable, are issued for a maximum term of three years and must be renewed periodically thereafter. RPG received its Mississippi gaming operator's license on October 13, 1994 and renewals on October 14, 1996 and October 15, 1998. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a holding company without first obtaining licenses and approvals from the Mississippi Gaming Commission.

        Certain of the Company's officers, directors and employees and the officers, directors and key employees of RPG who are actively and directly engaged in the administration or supervision of gaming in Mississippi must be found suitable or be licensed by the Mississippi Gaming Commission. On October 13, 1994, the Mississippi Gaming Commission found certain key principals of the Company and RPG suitable, and all findings of suitability have been maintained and are current. The Company believes that it and RPG have applied for all necessary findings of suitability with respect to these persons, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company or RPG may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation. A finding of suitability requires submission of detailed personal and financial information followed by a thorough investigation. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Gaming Commission. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Findings of suitability must be periodically renewed.

        Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require the Company and RPG to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in their capacities.

        Employees associated with gaming must obtain work permits that are subject to immediate suspension. The Mississippi Gaming Commission will refuse to issue a work permit to a person convicted of a felony and it may refuse to issue a work permit to a gaming employee if the employee has committed various misdemeanors or knowingly violated the Mississippi Act or for any other reasonable cause.

        At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of the Company's record or beneficial stockholders, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the common stock of a publicly-traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the common stock of such a company, as reported to the Commission, must apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company's common stock. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 15% of a registered public or private company's common stock without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The Mississippi Gaming Commission may at any time dissolve, suspend, condition, limit or restrict a finding of suitability to own the Company's equity interests for any cause it deems reasonable.

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's securities beyond the time that the Mississippi Gaming Commission prescribes, may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or RPG, the Company:

        - pays the unsuitable person any dividend or other distribution upon its voting securities;

        - recognizes the exercise, directly or indirectly, or any voting rights conferred by securities held by the unsuitable person;

        - pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances; or

        - fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value within ten days.

        The Company may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the holders of any debt or other securities. In addition, under the Mississippi Act, the Mississippi Gaming Commission may, in its discretion:

        - require holders of debt securities of registered corporations to file applications;

        -       investigate the holders; and

        - require the holders to be found suitable to own the debt securities.

        Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt or equity securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with the investigation.

        RPG must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and the Company must maintain in Mississippi a current list of its stockholders which must reflect the record ownership of each outstanding share of any equity security issued by the Company. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make that disclosure may be grounds for finding the record holder unsuitable. The Company must also render maximum assistance in determining the identity of the beneficial owner.

        The Mississippi Act requires that the certificates representing securities of the Company bear a legend to the general effect that the securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the Company and the holders of its securities at any time.

        Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not make a public offering or private placement of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes.

        Under the regulations of the Mississippi Gaming Commission, RPG may not guarantee a security issued by the Company pursuant to a public offering or private placement, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the Company, without the prior approval of the Mississippi Gaming Commission. Similarly, the Company may not pledge the ownership interests of RPG, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by RPG and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Gaming Commission.

        Neither the Company nor RPG may change its control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover without the prior approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

        Neither the Company nor RPG may engage in gaming activities in Mississippi while the Company, RPG and/or persons found suitable to be associated with the gaming license of RPG conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require determinations that there are means for the Mississippi Gaming Commission to have access to information concerning the Company's and its affiliates' out-of-state gaming operations. RPG received waivers of foreign gaming approval from the Mississippi Gaming Commission for the conduct of gaming operations in Nevada, Louisiana, Wisconsin, Alaska, Indiana and Illinois, but may be required to obtain the approval or a waiver of such approval from the Mississippi Gaming Commission before engaging in any additional future gaming operations outside of Mississippi.

        If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensee, its registered holding company, and the persons involved could be subject to substantial fines for each separate violation. A violation under a licensee's or any other of its registered holding company's operating subsidiaries' gaming licenses may be deemed a violation of the gaming license of any other of the registered holding company's operating subsidiaries or of the licensee. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of a licensee's gaming license or its registered holding company's registration as a holding company, or the appointment of a supervisor could, and revocation of any gaming license or registration would, materially adversely affect the business of the licensee, its registered holding company, and its registered holding company's other operating subsidiaries.

        A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

        - a percentage of the gross gaming revenues received by the casino operation;

        -       the number of slot machines operated by the casino; and

        -       the number of table games operated by the casino.

        The license fee payable to the State of Mississippi is based upon "gaming receipts," generally defined as gross receipts less payouts to customers as winnings, and equals:


        -       4% of gaming receipts of $50,000 or less per month;

        - 6% of gaming receipts over $50,000 and less than $134,000 per month; and

        -       8% of gaming receipts over $134,000 per month.

        These license fees are allowed as a credit against a licensees Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

        The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its hotel and other amenities, the Company believes the Horseshoe Tunica is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to the Horseshoe Tunica. In any event, the Horseshoe Tunica would comply with the increased requirement.

        Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Commission license, control and regulate the sale of alcoholic beverages, including beer and wine, by RPG at the Horseshoe Tunica. The Horseshoe Tunica is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that all equity owners and managers file personal record forms and fingerprint cards for their licensing process. In addition, owners of more than 5% of RPG's equity and RPG's officers and managers must submit detailed financial information to the Alcoholic Beverage Control Division. All such licenses are non-transferable. The Alcoholic Beverage Control Division must approve changes in key positions. The Alcoholic Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of the Horseshoe Tunica.

        In Mississippi, two requests were filed with the Secretary of State in 1998 to place on the November 1999 statewide ballot a voter initiative to ban gaming in the state. The local circuit court found the wording of both initiatives invalid. The sponsor appealed the local circuit court's decision on one of the initiatives to the Mississippi Supreme Court, which affirmed the ruling that the initiative's wording was invalid. Therefore, neither initiative was included on the November 1999 ballot. Since Mississippi is a voter initiative state, it is possible that the gaming ban initiative could be re-worded and meet the requirements to be included in the ballot of a later statewide election. A third request for a nearly identical initiative was filed with the Secretary of State in 1999. The local circuit court again found the wording of the initiate invalid. The sponsor has appealed that decision to the Mississippi Supreme Court, where the matter is pending. If the sponsor prevails in court and is able to collect the requisite number of signatures, the third request could place on the November 2002 or a subsequent state-wide ballot a voter initiative to ban gaming in the state. An affirmative vote representing both a majority of the votes cast with respect to the initiative and at least 40% of the voters casting votes on any matter in the election is required to pass any Mississippi initiative. If any initiative is submitted to the voters of Mississippi for their consideration, no assurance can be given regarding the outcome of the vote or the impact of the vote on the Company's gaming operations in Mississippi.

LOUISIANA

        In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police, or the Louisiana Enforcement Division. The Louisiana Riverboat Gaming Commission was authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission was authorized to establish regulations concerning authorized routes, duration of excursions, minimum levels of insurance, construction of riverboats and periodic inspections. The Louisiana Enforcement Division was authorized to investigate applicants and issue licenses, investigate violations of the statute and conduct continuing reviews of gaming activities. The Louisiana gaming law authorizes the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any one parish.

        The state has granted approval to applicants for 14 of the 15 legislatively authorized licenses, five of which have been approved for the northern region of the state in Bossier City/Shreveport. While the Louisiana Gaming Control Board accepted applications for the fifteenth license on

November 15, 1999, the Louisiana Gaming Control Board has not granted the remaining fifteenth license, and the Governor of the State of Louisiana included the elimination of the fifteenth license in the March 13, 2000 call of the special session of the Louisiana Legislature. While the Louisiana gaming regulations state that riverboat casinos must cruise, the Bossier City/Shreveport casinos were granted a legislative exemption in June 1993 that allows them to operate as dockside facilities. Louisiana permits most types of casino games, other than bingo and sports betting, and has neither betting nor loss limits. Moreover, house credit may be extended to qualified patrons. The only significant limitation imposed by Louisiana gaming regulations restricts gaming space on riverboats to no more than 30,000 square feet. Fees to the State of Louisiana for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (2) 18.5% of net gaming proceeds. The city of Bossier City also imposes a 3.2% tax on gaming revenue plus an annual fee of $700,000.

        In the 1996 special session of the Louisiana Legislature, Louisiana lawmakers passed a measure which established the Louisiana Gaming Control Board and provided that it is the successor to all such prior authorities with regard to the regulation and supervision of gaming in Louisiana except for the regulation of horse racing and off-track betting and the conducting of charitable gaming operations. Effective May 1, 1996, the powers, duties, functions, and responsibilities with respect to riverboat gaming of the Louisiana Riverboat Gaming Commission and the Louisiana Enforcement Division were transferred to the Louisiana Gaming Control Board. The Louisiana Enforcement Division continues to provide investigative and enforcement support to the Louisiana Gaming Control Board.

        In addition, legislation was passed in 1996 authorizing the Bossier Police Jury, the governing body of Bossier Parish, to impose a boarding fee of $0.50 per patron entering riverboat gaming facilities in Bossier Parish. In response to this legislation, Horseshoe Bossier City and the Isle of Capri Casino in Bossier City commenced litigation against the Bossier Police Jury, asserting that the Bossier Police Jury had previously contracted away their right to impose an additional $0.50 boarding fee. In January 1997, Horseshoe Bossier City separately settled with the Bossier Police Jury, and the lawsuit was dismissed as it relates to Horseshoe Bossier City, but not Isle of Capri Casino, and the Bossier Police Jury. As part of the settlement, Horseshoe Bossier City agreed to pay a 1% tax on its gross casino revenues to Bossier Parish with a minimum annual payment of $1,500,000, regardless of actual revenue. Under the terms of the settlement, Horseshoe Bossier City has the right to receive a credit against gross gaming tax for the amount of increased property taxes assessed against our property in Bossier Parish resulting from increased assessments attributable to our major expansion project. Such credit may be taken up to a maximum of 80% of the tax on casino revenues, and applies during the entire ten-year term of the agreement.

        In the 1997 Regular Session of the Louisiana Legislature, a law was passed authorizing the operation of slot machines at certain horse racing tracks in Louisiana, including a racetrack situated in Bossier Parish. The legislation limits slot machine space at each racetrack to 15,000 square feet. Within the gaming space, however, there is no numerical limit on the number of slot machines that can be permissibly installed.

        In issuing a license, the Louisiana Gaming Control Board must find that the applicant is a person of good character, honesty and integrity and a person whose prior activities, criminal record, if any, reputation, habits, and associations do not pose a threat to the public interest of the State of Louisiana or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair or illegal practices, methods and activities in the conduct of gaming or the carrying on of business and financial arrangements in connection therewith. The Louisiana Gaming Control Board will not grant a license unless it finds that: (1) the applicant is capable of conducting gaming operations, which means that the applicant can demonstrate the capability, either through training, education, business experience, or a combination of the above, to operate a gaming casino; (2) the proposed financing of the riverboat and the gaming operations is adequate for the nature of the proposed operation and from a source suitable and acceptable to the Louisiana Gaming Control

Board; (3) the applicant demonstrates a proven ability to operate a vessel of comparable size, capacity and complexity to a riverboat so as to ensure the safety of its passengers; (4) the applicant submits a detailed plan of design of the riverboat in its application for a license; (5) the applicant designates the docking facilities to be used by the riverboat; (6) the applicant shows adequate financial ability to construct and maintain a riverboat; and (7) the applicant has a good faith plan to recruit, train and upgrade minorities in all employment classifications.

        Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding 5% or greater interests in the licensee, and persons exercising influence over a licensee ("Affiliated Gaming Persons"), are subject to the application and suitability requirements of the Louisiana gaming law.

        The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (1) gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist, except that the casinos operating in the Bossier City/Shreveport area are permitted to operate exclusively at dockside pursuant to a special exemption; (2) each roundtrip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions;
(3) agents of the Louisiana Enforcement Division and the Louisiana Gaming Control Board are permitted on board at any time during gaming operations; (4) gaming machines, equipment and supplies may only be purchased or leased from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted in designated gaming areas; (9) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division and the Louisiana Gaming Control Board.

        An initial license to conduct riverboat gaming operations is valid for a term of five years. The Louisiana gaming law provides that a renewal application for each five-year period succeeding the initial five-year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application. HE, the Company's subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator's license by the Louisiana Enforcement Division on November 22, 1993, and HE timely submitted its renewal application to the Louisiana Enforcement Division. On October 20, 1998, the Louisiana Gaming Control Board granted HE's license renewal subject to suitability review, and on October 19, 1999 the Louisiana Gaming Control Board extended the license renewal subject to suitability review. HE is currently in the process of completing the suitability review with the Louisiana Enforcement Division.

        The federal indictment, ongoing investigation and trial of certain public officials who have been accused of accepting bribes or of being a party to other illegal activities in connection with the awarding of several riverboat licenses has associated such public officials with various gaming interests, which do not include the Company, within the State of Louisiana. While HE has been advised by the U.S. Attorney's office that it is neither a subject nor a target of such investigation, the federal indictment, ongoing investigation and trial have caused delays and heightened scrutiny by the Louisiana Gaming Control Board in connection with the renewal of all riverboat gaming licenses in the state of Louisiana, including the renewal of HE's riverboat gaming license which is currently proceeding through the renewal process.

        The transfer of a license or permit or an interest in a license or permit is prohibited except as permitted by the Louisiana gaming law. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition(a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license must disclose these restrictions. Prior Louisiana Gaming Control Board approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

        Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Enforcement Division prior to the receipt by any such persons of any loans or extensions of credit. The Louisiana Gaming Control Board is required to investigate the reported loan or extension of credit and, subject to certain exemptions, to either approve or disapprove the transaction. If disapproved, the loan or extension of credit cannot be consummated by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of HE. The Company and HE have submitted all required disclosures to the Louisiana Gaming Control Board and the Louisiana Enforcement Division. Any other advances by the Company to HE in the form of loans or other intercompany indebtedness are subject to the disapproval power of the Louisiana Gaming Control Board and the Louisiana Enforcement Division.

ENVIRONMENTAL REGULATIONS

        The Company is subject to federal, state and local laws, regulations and ordinances, or environmental laws, that: (1) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes; and
(2) impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances.

        Based on our review of certain environmental assessments, the Company is aware that there may be soil and groundwater contamination present on some of the real property used by our existing casinos due to past industrial activities. In connection with the construction of a highway overpass to service Empress Hammond, Empress agreed to clean up contamination discovered on property owned by the City of Hammond during the course of construction. Empress also agreed, subject to certain limitations, to indemnify the City of Hammond for the costs related to any other future cleanup required at the property as a result of historical conditions. Empress completed the construction of the overpass and associated cleanup efforts in 1996. We do not believe that the contamination discovered during the investigations requires further investigation or cleanup under current environmental laws. It is possible, however, that such laws will become more stringent in the future or that additional contamination on the property will be discovered and will need to be cleaned up. Pursuant to Empress' agreement with the City of Hammond, which the Company assumed pursuant to the Empress Merger, the Company could be obligated to undertake any such cleanup and may be required to make material expenditures with respect to such matters.

IRS REGULATIONS

        The Internal Revenue Service ("IRS") requires operators of casinos located in the United States to file information returns for U.S. citizens (including names and addresses of winners) for keno and slot machine winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain keno, bingo and slot machine winnings of nonresident aliens. Management is unable to predict the extent, if any, to which such requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, such other games.

        Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the gaming regulatory authorities in certain domestic jurisdictions in which we operate casinos, or in which we have applied for licensing to operate a casino, require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation commenced in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States that are exempt from the ambit of such regulations.

STATUS AS AN S CORPORATION

        As an S corporation, the Company will not be subject to federal income tax as an entity. Instead, each stockholder generally will be subject to income tax on his proportionate share of the Company's income (or take into account his proportionate share of any loss). Pursuant to a stockholder' agreement, the Company intends to make distributions to its stockholders to enable them to pay any taxes on their share of the Company's income. While the Company believes it was properly formed and has been properly operating as an S corporation and that its subsidiaries were properly formed and have been properly operating as Qualified Subchapter S Subsidiaries for Federal and state income tax purposes, if the Company's S corporation tax status or the Qualified Subchapter S Subsidiary status of any of its subsidiaries were successfully challenged, the company or such subsidiary could be required to pay Federal and certain state income taxes, plus interest and possibly penalties, on our taxable income as far back as commencement of the Company's respective operations. Such payments could have a material adverse effect on the Company.

OTHER LAWS AND REGULATIONS

        The riverboats operated by the Company's subsidiaries must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping, or ABS, for stabilization and floatation, and may also be subject to local zoning and building codes. Loss of a riverboat's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

        As a condition to its license in Indiana, Empress Hammond made various financial and other commitments to the City of Hammond, Indiana and other Indiana governmental bodies pursuant to a Development Agreement. As of December 31, 1999, approximately $14.5 million of such commitments remained outstanding primarily for commercial development, residential development and the construction of a hotel. In addition, under the terms of the Development Agreement, Empress Hammond is required to make annual payments of approximately $1.3 million for public safety services and other uses as well as an annual payment based on a varying percentage of Empress Hammond's adjusted gross receipts.

        Each of the riverboat casinos is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages.

EMPLOYEES

        As of March 1, 2000, the Company employed 8,920 persons of whom 2,055 are employed at Empress Hammond, 1,664 are employed at Empress Joliet, 2,538 are employed at Horseshoe Tunica, 2,663 are employed at Horseshoe Bossier City and 58 are employed in our corporate office. Approximately 21.4% of the Empress Joliet employees are unionized. Empress Joliet's contract with the International Union of Operating Engineers, Local 150 expires in November 2002.

        Management believes the Company and its subsidiaries maintain an excellent relationship with their respective employees and we are not aware of any threatened labor activity affecting its employees. Neither the Company nor any of its subsidiaries have ever experienced a work stoppage due to a labor dispute.

ITEM 2. PROPERTIES

        The Company owns and operates casinos in Tunica County, Mississippi, Bossier City, Louisiana, Joliet, Illinois and Hammond, Indiana. All of the real property and casinos are subject to first priority liens securing the Company's credit facility. We also lease space in Las Vegas, Nevada and Memphis, Tennessee where the Company maintains executive offices. Both of these offices will be closed during the second quarter of 2000 as a result of the relocation of the Company's headquarters to Joliet, Illinois.

HORSESHOE TUNICA

        Horseshoe Tunica is located in Tunica County, Mississippi at Casino Center, a 70-acre three-property complex. The entire casino complex is approximately 327,000 square feet, with an approximately 62,000 square foot gaming area, two specialty restaurants, a buffet, bars, retail outlets, a 14-story hotel tower, an entertainment venue and an 1,100 parking garage. In addition to the parking garage, there are approximately 4,000 lighted surface parking spaces in the Casino Center complex. The facility also includes over 46,000 square feet of administrative space.

HORSESHOE BOSSIER CITY

        Horseshoe Bossier City is located on approximately 30 acres along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino complex consists of an approximately 62,400 square foot, four deck riverboat with approximately 30,000 square feet of gaming space and an approximately 55,000 square foot dockside pavilion, including a 25-story hotel tower, an entertainment venue and a 1,750 parking garage.

EMPRESS JOLIET

        Empress Joliet and the surrounding land based facilities are located on approximately 350 acres along the Des Plaines River in Joliet, Illinois. The casino is situated on two catamaran vessels and collectively consists of 36,000 square feet of gaming space. Empress Joliet includes an approximately 150,000 square foot pavilion, featuring a lounge, steakhouse, cafe, buffet and a 400-seat banquet room. A three-story hotel with 102 rooms and an 80-space recreational vehicle park support Empress Joliet. Empress Joliet provides surface parking for 2,350 cars.

EMPRESS HAMMOND

        Empress Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Empress Hammond is leased from the City of Hammond, Indiana and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 42,500 square feet of gaming space. The pavilion features a lounge, steakhouse, buffet, deli and a 150-seat banquet room.


ITEM 3. LEGAL PROCEEDINGS.

        The City of Hammond is a plaintiff in a condemnation proceeding filed in September 1995 in Lake Superior Court in Lake County, Indiana in which the City of Hammond condemned a small parcel of land for the construction of the overpass located near Empress Hammond. This case was transferred on a change in venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury returned a $5.2 million verdict against the City of Hammond. Under terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City of Hammond for its costs, fees and any judgments. The City of Hammond appealed this decision to the Indiana appellate court. As a result, it is not yet clear how much, or when, the condemnation award will be paid.

        On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former female employees of Empress Joliet, alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former female employees of Empress Joliet and Empress Hammond, and seeks injunctive relief and money damages. Empress denies the allegations in the complaint and intends to vigorously contest this matter. Although Empress has agreed to indemnify the Company with respect to this claim and others, there can be no assurances that such indemnity will be adequate or available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        There is no established public trading market for the equity interests in the Company. As of March 1, 2000, the number of record holders of equity interests in the Company was 40.

        The Company pays tax distributions in accordance with its debt agreements to enable the holders of equity interests in the Company to pay state and federal income taxes on their proportionate share of the Company's income. The amount of tax distributions paid during 1999, 1998 and 1997 were $12,811,000, $13,312,000 and $11,056,000, respectively. In addition to these permitted tax distributions, the Company paid non-tax distributions amounting to $18,700,000 during 1998. The Company's debt agreements contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company's earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's audited consolidated financial statements included elsewhere herein.

                                                                   YEAR ENDED DECEMBER 31
                                            ---------------------------------------------------------------------
                                             1999(a)         1998           1997           1996          1995(b)
                                            ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:                                            (Thousands)
   Net revenues:
      Casino                                $ 487,536      $ 429,825      $ 321,236      $ 317,479      $ 283,402
      Non-casino                               38,017         31,351         13,857         14,258         14,983
                                            ---------      ---------      ---------      ---------      ---------
                                              525,553        461,176        335,093        331,737        298,385
OPERATING EXPENSES:
      Casino                                  266,482        245,234        175,394        162,408        133,299
      Non-casino                               35,899         34,654         20,283         20,474         20,131
      Other                                    66,954         58,370         48,217         51,980         54,331
      Asset write-down                         10,346         12,911             --             --             --
      Corporate expenses (c)                    8,087         12,947         22,490         10,254          3,375
      Depreciation and amortization            41,806         33,888         19,411         15,989         12,545
                                            ---------      ---------      ---------      ---------      ---------
   Operating income                            95,979         63,172         49,298         70,632         74,704
   Interest (expense) income, net             (53,332)       (37,672)       (15,796)       (21,964)       (18,735)
   Other, net                                    (620)          (228)          (429)           154             --
                                            ---------      ---------      ---------      ---------      ---------
   Net income before extraordinary
   loss on early retirement of debt and
   minority interest                           42,027         25,272         33,073         48,822         55,969
   Extraordinary loss on early
   retirement of debt                          (9,653)          (787)        (5,243)                       (7,179)
   Minority interest in (income) loss
   of subsidiaries (d)                             --            640           (420)        (1,861)        (8,850)
                                            ---------      ---------      ---------      ---------      ---------
   Net income                               $  32,374      $  25,125      $  27,410      $  46,961      $  39,940
                                            ---------      ---------      ---------      ---------      ---------


                                                               AS OF DECEMBER 31
                                     ----------------------------------------------------------------------
                                        1999          1998           1997            1996           1995
                                     ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:                                                (Thousands)
   Cash and cash equivalents (e)     $  118,276     $   84,151     $   48,710     $   79,159     $   65,541
   Total Assets                       1,409,244        560,448        511,556        377,597        300,088
   Long-term debt, including          1,258,948        388,718        313,275        232,708        197,603
   current maturities
   Shareholders'/Members' equity         34,594         71,151         64,595         79,782         52,747

(a) Includes the results of operations of Empress Hammond and Empress Joliet since their acquisition on December 1, 1999.

(b)     The Horseshoe Tunica opened on February 13, 1995.

(c) Includes deferred compensation charges related to redeemable ownership interests of $469,000, $4,245,000, $15,066,000, $4,340,000 and
        $2,557,000 for the years ended December 31, 1999, 1998, 1997, 1996 and
        1995, respectively.

(d) Prior to April 1999, the Company owned less than 100% of certain subsidiaries. Minority interest represents the share of each subsidiary's income attributable to those interests not owned by the Company.

(e) Excludes escrow funds, restricted for expansion of existing facilities, development of new projects or repayment of debt, amounting to approximately $42,235,000 (1996) and $31,316,000 (1995).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and notes thereto included elsewhere herein.

INTRODUCTION

        Horseshoe Bossier City, which is owned by HE, commenced operations on July 9, 1994, and Horseshoe Tunica, which is owned by RPG, commenced operations on February 13, 1995. Effective October 1, 1995, Mr. Binion and certain related and unrelated parties transferred their ownership interests in HE and RPG to Horseshoe Gaming in exchange for ownership interests in Horseshoe Gaming (the "Roll-Up Transaction.") As a result of the Roll-Up Transaction, Horseshoe Gaming owned 89% of HE, 100% of RPG, and 80% of Horseshoe Ventures, L.L.C., a Delaware limited liability company that was formed to pursue casino development opportunities in new jurisdictions. As of December 31, 1995, Horseshoe Gaming acquired an additional 2.92% ownership interest in HE and, in April 1999, exercised its option to repurchase the remainder of the ownership interest in HE not owned by NGCP, a wholly-owned subsidiary of Horseshoe Gaming and the general partner of HE. The consolidated financial statements include the assets, liabilities, revenue and expenses for all entities included in the Roll-Up Transaction, as if such entities were subsidiaries for all periods presented.

        On December 1, 1999, the Company acquired from Empress all of the outstanding stock of two of Empress' operating subsidiaries, Empress Hammond and Empress Joliet, for $494.9 million in cash (the "Empress Merger"). Empress Joliet commenced operation on June 17, 1992 and Empress Hammond commenced operation on June 28, 1996.

        The Empress Merger was accomplished through two simultaneous merger transactions of the Company's wholly owned subsidiaries with and into the Empress subsidiaries that own Empress Hammond and Empress Joliet, with the Empress subsidiaries surviving. In connection with the Empress Merger, the Company assumed $150 million of Empress' 8 1/8% Senior Subordinated Notes due 2006 . Pursuant to a change in control offer to purchase the Empress Notes at 101% of their principal amount in accordance with the terms of the Indenture, the Company retired all of the Empress Notes in January 2000.

RESULTS OF OPERATIONS OVERVIEW

        Results of operations include the consolidated results of Horseshoe Tunica and Horseshoe Bossier City and Empress Hammond and Empress Joliet from the date of their acquisition on December 1, 1999.

        Horseshoe Tunica competes with nine other casinos in the competitive Tunica County, Mississippi market.


        Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. The Louisiana Gaming Control Board recently granted approval to transfer the license for a New Orleans casino, which is now closed, to a new facility to be located adjacent to an existing competitor's facility in Shreveport, which is expected to open for business in 2000. The Louisiana Legislature has also passed a law authorizing slot machines at the horseracing track in Shreveport, although when and if slot operations will actually begin at the track is uncertain. The impact on operating margins from the overall increase in supply to this market is uncertain.

        The Chicago market encompasses portions of both Illinois and Indiana. The Illinois Riverboat Act authorizes ten owner's licenses for riverboat gaming operations, all of which have been issued, and four of which, including Empress Joliet, serve the Chicago metropolitan area. Current Indiana gaming legislation authorizes a total of five licenses to operate riverboat casinos in northern Indiana on Lake Michigan, all of which have been issued to casinos that are currently operating, including Empress Hammond.

OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

        Net revenues for the year ended December 31, 1999 were $525.6 million compared to $461.2 million for the year ended December 31, 1998. Operating income increased to $96.0 million for the year ended December 31, 1999 from $63.2 million for the year ended December 31, 1998. The operating income margin increased in 1999 to 18.3% of net revenues from 13.7% for the 1998 period. Net revenues, operating income and the operating income margin for the Chicago properties included in the consolidated operating results for the 1999 period was $37.2 million, $7.6 million and 20.4%, respectively. The remaining increase in net revenues and operating income was mainly a result of an increase in gaming volume at both the Horseshoe Tunica and Horseshoe Bossier City.

Horseshoe Tunica

        Horseshoe Tunica contributed net revenues of $236.5 million for the year ended December 31, 1999 and $221.8 million for the year ended December 31, 1998. Horseshoe Tunica's net revenues included casino revenues and non-casino revenues of $226.3 million and $10.2 million, respectively, for the year ended December 31, 1999 and $212.0 million and $9.8 million, respectively, for the year ended December 31, 1998. The increase in casino revenues for the year ended December 31, 1999 compared to the prior year was primarily due to volume increases in slot revenue. Casino revenue per day increased approximately 7% in the year ended December 31, 1999 to $620,000 from $581,000 in the prior year.

        Operating income was $60.1 million for the year ended December 31, 1999 compared to $44.7 million for the year ended December 31, 1998. The operating income margin was 25.4% of net revenues for 1999 compared to 20.2% for 1998.

        Operating income increased by $15.4 million in 1999 as compared to 1998. This increase was caused primarily by the increase in net revenues during 1999. In addition, the 1998 period includes $6.8 million in additional bad debt expenses and $2.9 million in additional corporate expenses not present in 1999.

Horseshoe Bossier City

        Horseshoe Bossier City contributed net revenues of $248.3 million for the year ended December 31, 1999 and $239.4 million for the year ended December 31, 1998. Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $226.4 million and $21.9 million, respectively, for the year ended December 31, 1999 and $217.8 million and $21.6 million, respectively, for the year ended December 31, 1998. The increase in casino revenues for the year ended December 31, 1999 compared to the prior year was primarily due to volume increases in slot revenue. The increase in slot volume in 1999 over 1998 of $12.5 million was offset by lower than normal win percentages $4.5 million. Casino revenue per day increased approximately 4% in the year ended December 31, 1999 to $620,000 from $597,000 in the prior year.

        Operating income was $26.0 million for the year ended December 31, 1999 compared to $19.3 million for the year ended December 31, 1998. The operating income margin was 10.5% of net revenues for 1999 compared to 8.1% for 1998.

        Operating income increased by $6.7 million in 1999 as compared to 1998 mainly as a result of the increase in net revenues. Operating income for 1999 and 1998 includes an asset write-down charge of $10.3 million and $12.9 million, respectively, as more fully discussed below. The 1999 period reflects an increase of $3.8 million in depreciation and amortization due to the amortization of a non-compete agreement entered into with the former limited partners (see Liquidity and Capital Resources discussion below). The 1998 period also includes $2.9 million additional corporate expenses.

        Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility, the "Queen of the Red." The Queen of the Red, along with related gaming equipment, is included in assets held for sale in the Consolidated Condensed Balance Sheets at December 31, 1999 and 1998. During the year ended December 31, 1998, we recorded an initial charge of $12.9 million to adjust the carrying value of the Queen of the Red to our then estimate of its net realizable value. During 1999, the carrying value was again adjusted downward by $10.3 million primarily due to the passage of the bill by the Illinois Legislature which allowed dockside gaming thereby eliminating the need for cruising vessels. The additional charge was made to reflect the market conditions for idle riverboats.

Other Factors Affecting Earnings

        Corporate expenses decreased approximately $4.9 million during 1999 primarily due to a reduction in non-cash compensation expense. The non-cash compensation expense is recorded to reflect the value of redeemable ownership interests based on an independent appraisal. For more details, see the heading "Liquidity and Capital Resources - Ownership Repurchase Matters."

        The increase of $15.6 million in net interest expense for the year ended December 31, 1999 compared with the year ended December 31, 1998 was due to the increase in debt outstanding in 1999. Total debt outstanding increased to $1,258.9 million as of December 31, 1999 from $388.7 million as of December 31, 1998. The increased borrowings were necessary to fund the acquisition of the operating subsidiaries of Empress and to extinguish approximately $128.6 million in higher interest debt. The Company recognized an extraordinary loss of $9.7 million from the early retirement of debt. For more details, see the heading "Liquidity and Capital Resources." In January 2000, the Company retired $150.0 million in principal amount of senior subordinated notes assumed by the Company from the acquisition of Empress, at a cost of $151.5 million (plus 1% redemption premium), thereby reducing its total debt outstanding by $151.5 million.

        Net income increased in 1999 to $32.4 million from $25.1 million in 1998, or 29.1%. The increase in net income was due to the factors discussed above.

YEARS ENDED DECEMBER 31, 1998 AND 1997

        Net revenues for the year ended December 31, 1998 were $461.2 million compared to $335.1 million for the year ended December 31, 1997. Operating income increased to $63.2 million for the year ended December 31, 1998 from $49.3 million for the year ended December 31, 1997. The operating income margin decreased in 1998 to 13.7% of net revenues from 14.7% for the 1997 period. The increase in net revenues and operating income occurred as a result of an increase in gaming capacity from the expansions that occurred at both Horseshoe Tunica and Horseshoe Bossier City.

Horseshoe Tunica

        Horseshoe Tunica contributed net revenues of $221.8 million for the year ended December 31, 1998 and $167.2 million for the year ended December 31, 1997. Horseshoe Tunica's net revenues included casino revenues and non-casino revenues of $212.0 million and $9.8 million, respectively, for the year ended December 31, 1998 and $161.3 million and $5.9 million, respectively, for the year ended December 31, 1997. The increase in net revenues for the year ended December 31, 1998 compared to the prior year was primarily due to increases in slot revenue of approximately $43.3 million and table games revenue of approximately $7.4 million as a result of the recently completed expansion. Net revenues in 1998 were also affected by lower than anticipated win percentages in table games and slots which slightly offset the growth in revenues by approximately $7.0 million and $3.8 million, respectively. Casino revenue per day increased approximately 31% in the year ended December 31, 1998 to $581,000 from $442,000 in the prior year.

        The increase to $29.7 million in promotional allowances for the year ended December 31, 1998 compared to $14.3 million for the prior year was partially due to an increase in the pricing structure of non-casino services of approximately $5.0 million. The recently completed expansion of the property, including the addition and/or upgrading of restaurants and hotel accommodations, provided us with an opportunity to increase the retail cost of hotel and food prices. The $10.4 million remaining increase was caused by an increase in overall volume, primarily in hotel rooms and entertainment.

        Operating income was $44.7 million for the year ended December 31, 1998 compared to $34.3 million for the year ended December 31, 1997. The operating income margin was 20.2% of net revenues for 1998 compared to 20.5% for 1997.

        Operating income increased by $10.4 million in 1998 as compared to 1997. This increase was caused primarily by the expansion of the facility during 1997. In addition, the 1997 period includes pre-opening expenses of $1.1 million not present in 1998 and $4.7 million in additional corporate expenses. The 1998 period reflects an increase in bad debt expenses of $4.6 million and an increase of $6.5 million in depreciation and amortization due to the expansion of the facility. Operating income for 1998 was reduced due to the operation of our new entertainment facility by approximately $4.2 million.

Horseshoe Bossier City

        Horseshoe Bossier City contributed net revenues of $239.4 million for the year ended December 31, 1998 and $167.9 million for the year ended December 31, 1997. The increase in net revenues for the year ended December 31, 1998 compared to the prior year was primarily due to the recently completed expansion at such property. Horseshoe Bossier City's net revenues include casino revenues and non-casino revenues of $217.8 million and $21.6 million, respectively, for the year ended December 31, 1998 and $160.0 million and $7.9 million, respectively, for the year ended December 31, 1997. Casino revenue per day increased approximately 36% in the year ended December 31, 1998 to $597,000 from $438,000 in the prior year.

        The increase to $32.7 million in promotional allowances for the year ended December 31,

1998 compared to $14.9 million for the prior year was partially due to an increase in the pricing structure of non-casino services of approximately $6.0 million. The recently completed expansion of the property, including the addition and/or upgrading of restaurants and hotel accommodations, provided us with an opportunity to increase the retail cost of hotel and food prices. The $11.8 million remaining increase was caused by an increase in overall volume of promotional allowances, primarily in hotel rooms.

        Operating income was $19.3 million for the year ended December 31, 1998 compared to $16.7 million for the year ended December 31, 1997. The operating income margin was 8.1% of net revenues for 1998 compared to 9.9% for 1997.

        Operating income increased by $2.6 million in 1998 as compared to 1997. Operating income for 1998 includes an asset write-down charge of $12.9 million as more fully discussed below. The 1998 period reflects an increase of $8.0 million in depreciation and amortization due to the expansion of the facility. In addition, the 1997 period includes $1.8 million in pre-opening expenses, whereas the 1998 period only includes $0.7 million. The 1997 period also includes $4.7 million of additional corporate expenses

        Horseshoe Bossier City's new riverboat casino facility replaced the existing riverboat casino facility, the "Queen of the Red." The Queen of the Red, along with related gaming equipment, is included in assets held for sale in the Consolidated Condensed Balance Sheets at December 31, 1998. During the year ended December 31, 1998, we recorded a charge of $12.9 million to adjust the carrying value of the Queen of the Red to our estimate of its then net realizable value.

Other Factors Affecting Earnings

        Corporate expenses decreased approximately $9.5 million during 1998 primarily due to a reduction in non-cash compensation expense. The non-cash compensation expense was recorded to reflect the increased value of redeemable ownership interests in us based on an independent appraisal. For more details, see the heading "Liquidity and Capital Resources Ownership Repurchase Matters."

        The increase of $21.9 million in net interest expense for the year ended December 31, 1998 compared with the year ended December 31, 1997 is primarily due to the increase in debt outstanding in 1998 and the capitalization of interest in 1997. Approximately $11.2 million of construction period interest related to the expansion programs at Horseshoe Tunica and Horseshoe Bossier City was capitalized in the year ended December 31, 1997. Total debt outstanding increased to $388.7 million as of December 31, 1998 from $313.3 million as of December 31, 1997. The increased borrowings were necessary to fund a major portion of the construction, as well as our subsequent purchase of outstanding warrants, which closed in January 1999. For more details, see the heading "Liquidity and Capital Resources."

        During 1998, we purchased $8.4 million in 12.75% senior notes in the open market. An extraordinary loss of $0.8 million was recognized for prepayment penalties, premium and write-off of unamortized discounts and deferred finance charges. The 1997 period includes an extraordinary loss of $5.2 million from the refinancing of certain indebtedness as more fully described below.

        Net income declined in 1998 to $25.1 million from $27.4 million in 1997, or 8.4%. The decline in net income is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        On May 11, 1999, the Company issued $600 million of 8 5/8% Senior Subordinated Notes due May 2009. The proceeds from this issuance were used to refinance Horseshoe Gaming's 12 _% senior notes and refinance Horseshoe Gaming's $130 million credit facility, of which $75 million was outstanding as of May 11, 1999. $342.3 million of such proceeds were placed in a secured proceeds account to partially fund the Empress acquisition and consummate the change of control offer on $150.0 million of Empress' 8 1/8% senior subordinated notes due 2006. In January 2000, the change of control offer was consummated and all $150 million of Empress' 8 1/8% senior subordinated notes were retired, and any remaining balance in the secured proceeds account was distributed to the Company.

        On June 30, 1999, the Company completed a $375 million Senior Secured Credit Facility with a group of banks. The credit facility is comprised of a $250 million revolver and a $125 million term loan. On December 1, 1999, the Company used $175 million of the revolver and $125 million of the term loan to partially fund the Empress acquisition, all of which was outstanding on December 31, 1999. As of March 4, 2000, the Company has repaid $65 million on the outstanding revolver balance.

Liquidity, Capital Spending and Financing

        Net cash provided by operating activities was $115.6 million, $83.8 million and $71.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in investing activities was $488.2 million, $90.4 million and $161.2 million, for the years ended December 31, 1999, 1998 and 1997, respectively. Cash flows from investing activities for 1999 include the effects of the acquisition of Empress Joliet and Empress Hammond which include additional goodwill of approximately $257.9 million and net property and equipment of include $189.7 million. The fluctuations in investing cash flows for 1998 and 1997 are mainly due to the expansion projects completed in Horseshoe Tunica in December 1997 and Horseshoe Bossier City in January 1998. Net cash provided by financing activities was $406.7 million, $42.1 million and $59.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The additional borrowings completed in 1999 to complete the acquisition of Empress Joliet and Empress Hammond accounted for the fluctuations in financing cash flows in 1999 as compared to 1998. The primary reason for the fluctuations in cash flows from financing activities in 1998 and 1997 are due to the amount of borrowings necessary to complete the Company's expansion and acquisition projects.

        Cash and cash equivalents totaled $118.3 million as of December 31, 1999. We believe that our cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet our existing debt service obligations and capital expenditure commitments for the next twelve months.

Ownership Repurchase Matters

        On January 13, 1999, Horseshoe Gaming repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest in Horseshoe Gaming from its largest shareholder, HGI, for an exercise price of $510,000. Upon acquisition, Horseshoe Gaming exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members' equity in the first quarter of 1999.

        In May 1999, Horseshoe Gaming purchased redeemable ownership interests comprising an aggregate 7.2% of Horseshoe Gaming from five former employees for an aggregate purchase price of $39.0 million. In June 1999, the first installment of approximately $11.5 million was paid with the remaining amount to be paid over a period not to exceed four years. During the third quarter of 1999, Horseshoe Gaming agreed to purchase redeemable ownership interests of 1.3% of the Company from four current employees for $5.3 million. The first installment of approximately $1.7 million was paid with the remaining amount to be paid over a period not to exceed three years. The notes receivable from these former and current employees was fully paid in connection with the first installment payment made. Operating results for the year ended December 31, 1999 include a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests.

        During the third quarter of 1999, the Company also agreed to purchase ownership interests of 3.2% of the Company from four owners totaling $18.3 million. During the third quarter of 1999, the first installment of approximately $1.8 million was paid with the remaining amount to be paid over a period not to exceed four years.

        During the fourth quarter of 1999, the Company also agreed to purchase ownership interests of 0.7% of the Company from five owners totaling $5.3 million to be paid in January 2004.

        The Company has employment agreements and unit option agreements with certain employees which contain put/calls whereby, upon termination of employment, the Company must, at the election of any such employee, and may, at the Company's election, purchase such employee's ownership interest for an amount equal to the fair market value of such interest as determined by an independent appraisal or an arbitration process. As of December 31, 1999, the aggregate fair market value of all interests subject to such put/calls, representing approximately 1.4% ownership of the Company, was $6.8 million. Such agreements provide that the purchase price for the employee's ownership interest shall be paid in cash, either upon transfer of the interest to us or in installments over a period not to exceed five years depending on the aggregate purchase price.


Louisiana Repurchase

        In April 1999, Horseshoe Gaming exercised its option to acquire the remaining 8.08% limited partnership interest in HE not held by NGCP for total consideration of up to $30.4 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of cash, payables to the former limited partners and offsets against the negative capital account balances of the former limited partners.

Empress Acquisition

        On December 1, 1999, the Company completed the acquisition of the operating subsidiaries of Empress for a total purchase price of $651.4 million. The acquisition was accomplished by merging two of our wholly owned subsidiaries into the Empress subsidiaries that own Empress Hammond and Empress Joliet. Consolidated operating results include the results of operations of Empress Hammond and Empress Joliet since the date of their acquisition on December 1, 1999.

        The preliminary allocation of the purchase price is as follows (in millions):

PURCHASE PRICE:
        Cash                                          $494.9
        Assumed liabilities                            155.0
        Tender premium on debt                           1.5
                                                      ------
               Total purchase price                   $651.4
                                                      ======

PRELIMINARY ALLOCATION OF PURCHASE PRICE:
        Current assets                                $ 46.0
        Property and equipment, net                    189.7
        Other assets, net                               14.5
        Intangible assets                               15.0
        Goodwill                                       415.0
        Current liabilities                            (28.8)
                                                      ------
               Total allocation of purchase price     $651.4
                                                      ======

Other Items

        During 1999, HE recorded an additional $10.3 million charge to adjust the carrying value to its revised estimate of the net realizable value of the Queen of the Red and the equipment on board that vessel. This additional charge was made to reflect the current market conditions for idle riverboats. On March 6, 2000, HE received $.6 million from the sale of the equipment thereby reducing the Company's expected net realizable value to $1.0 million.

Year 2000

        Throughout 1999, the Company continued its efforts to address the potential impact of the Year 2000 ("Y2K") on the technology systems and equipment essential to its operations. All of the Company's business systems and equipment were tested and evaluated and then replaced or renovated as necessary to become compliant. The Company's systems and equipment were deemed Y2K compliant before the end of 1999, and the Company has not experienced any significant problems related to the turn of the century.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk is changes in its interest rate risk associated with long term debt. To date, the Company has not held or issued derivative financial instruments for trading purposes, and the Company does not enter into derivative transactions that would be considered speculative positions. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                             (Dollars in thousands)

                                                                      Maturity Date
                                    -----------------------------------------------------------------------------------      Fair
                                      2000         2001      2002       2003        2004        Thereafter      Total      Value (1)
                                    ---------     -------   -------   --------    ----------     ---------     --------    --------
Liabilities
   Long-term debt
    Fixed rate                      $ 154,748     $   850   $   850   $ 14,684    $    5,321     $ 757,829     $934,282    $916,482
       Average interest rate            8.122%      8.000%    8.000%     8.000%       10.000%        8.783%
    Variable rate                   $   9,497     $ 9,308   $ 9,924   $ 54,375    $  123,125     $ 118,437     $324,666    $324,666
       Average interest rate (2)        8.076%      8.078%    8.073%     8.662%        8.552%        8.580%


(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

(2) The average interest rates were based on December 31, 1999, variable rates. Actual rates in future periods could vary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information concerning our executive officers, directors and other key personnel.

                         Age    Position
                         ---    --------
Jack B. Binion           63     Chairman of the Board of Directors, Chief Executive Officer and Secretary.

Peri Howard              39     Vice Chairperson of the Board of Directors.

Leslie Kenny             44     Director

Joseph J. Canfora        40     President

Kirk C. Saylor           43     Senior Vice President, Treasurer and Chief Financial Officer.

Roger Wagner             52     Senior Vice President and Chief Operating Officer.

Gary Border              48     Senior Vice President - Marketing.

David Carroll            45     Senior Vice President - Human Resources.

Floyd Hannon             58     Senior Vice President - Government Affairs

J. Lawrence Lepinski     53     Senior Vice President - General Manager of Horseshoe Bossier City.

Bob McQueen              46     Senior Vice President - General Manager of Horseshoe Tunica.

David Fendrick           51     General Manager of Empress Joliet

Rick Mazer               45     General Manager of Empress Hammond

Jon Wolfe                32     Vice President - Chief Information Officer.

John Moran               36     Vice President - Database Marketing and Analysis.


        Mr. Binion has served as Chairman of the Board, Chief Executive Officer and Secretary of the Company since formation in April 1999. Prior thereto, Mr. Binion served as the Chief Executive Officer of Horseshoe Gaming, Inc. ("HGI", the former manager of Horseshoe Gaming, L.L.C.) since inception in December 1992 and as Chief Executive Officer of the general partner of NGCP since immediately prior to the Roll-Up Transaction. Mr. Binion also served as the Chief Executive Officer of the general partner of RPG and NGCP, the entity that operates Horseshoe Tunica and Horseshoe Bossier City, from its inception in May 1993 until it merged into HGI in the Roll-Up Transaction. From 1964 to July 1998, Mr. Binion was the President and Chief Executive Officer of the Horseshoe Club, which owns and operates Binion's Horseshoe Casino in Las Vegas, Nevada.

        Ms. Howard has been our Vice-Chairperson of the board of directors since its inception in April 1999 and previously served as a director of HGI since January 1997. Ms. Howard has served in various capacities with Horseshoe Tunica since 1995. Ms. Howard is the daughter of Mr. Binion's wife.

        Ms. Kenny has been one of the Company's directors since its inception in April 1999 and previously served as director of HGI since September 1998. Ms. Kenny has been self-employed as a manicurist since 1983. Ms. Kenny is the daughter of Mr. Binion's wife.

        Mr. Canfora has been the Company's President since December 1, 1999. Prior thereto, he served as the President of Empress Entertainment, Inc., Empress Hammond and Empress Joliet from June 1997 through November 1999. Mr. Canfora was the President of Midwest Operations for Stations Casinos, Inc. from 1992 through June 1997.

        Mr. Saylor has been our Senior Vice President and Chief Financial Officer since the Company's formation in April 1999. Prior thereto, he served as Vice President and Chief Accounting Officer of HGI since November 1998. He has also served as the Company's Chief Financial Officer since August 1, 1998. From November 1995 to November 1998, Mr. Saylor served as HGI's Corporate Controller. From October 1994 to November 1995, Mr. Saylor served as Vice President and Chief Financial Officer of Lone Star Casino Corp. in Las Vegas.

        Mr. Wagner has been our Senior Vice President and Chief Operating Officer since the Company's formation in April 1999. Prior thereto, he served in the same capacity with HGI since November 1998. From October 1996 to March 1998, Mr. Wagner served as President of the development company for Trump Hotel and Casino Resorts in Atlantic City, New Jersey. Prior thereto, Mr. Wagner served as President and Chief Operating Officer of Trump Castle Casino in Atlantic City, New Jersey since January 1991.

        Mr. Border has been the Company's Senior Vice President - Marketing since the Company's formation in April 1999. Prior thereto, he served in the same capacity with HGI since July 1996. Since 1987, Mr. Border served as President and founder of Marketing Results, Inc. Mr. Border resigned from his position as Senior Vice President - Marketing effective March 31, 2000.

        Mr. Carroll has been the Company's Senior Vice President - Human Resources since the Company's formation in April 1999. Prior thereto, he served in the same capacity with HGI since November 1998. From August 1997 to November 1998, Mr. Carroll was Vice President - Human Resources of HGI. From September 1993 to November 1998, Mr. Carroll was Director of Human Resources for Harrah's Casino in Shreveport, Louisiana.

        Mr. Hannon has been the Company's Senior Vice President - Government Affairs since the Company's formation in April 1999. Prior thereto, he served in the same capacity with HGI since July 1999. From November 1993 to June 1999, Mr. Hannon served as Deputy Director of the Indiana Gaming Commission.

        Mr. Lepinski has been Senior Vice President and General Manager of the Horseshoe Bossier City since September 1995. Prior thereto, Mr. Lepinski served as General Manager of Bally's Saloon and Gambling Hall in Tunica, Mississippi since August 1993.

        Mr. McQueen has been Senior Vice President and General Manager of the Horseshoe Tunica since July 1996 and prior to that as Vice President of Casino Operations for Horseshoe Tunica since June 1994.

        Mr. Fendrick has been General Manager of the Empress Joliet since August 1997. Prior thereto, Mr. Fendrick served as Vice President and General Manager of Station Casino in Kansas City, Missouri from December 1994 the March 1997.

        Mr. Mazer has been General Manager of the Empress Hammond since February 1996. Prior thereto, Mr. Mazer served as Director of Marketing and Advertising for Empress Joliet from October 1995 to February 1996. Prior to joining the Empress, Mr. Mazer was Vice President of Marketing for Par-A-Dice Riverboat Casino in Peoria, Illinois from 1993 through 1995.

        Mr. Wolfe has been the Company's Vice President and Chief Information Officer since the Company's formation in April 1999. Prior thereto, he served in the same capacity with HGI since October 1998. From October 1995 to October 1998, Mr. Wolfe was Director of Information

Systems for HGI. From July 1994 to October 1995 Mr. Wolfe was Director of Information Systems for Horseshoe Tunica.

        Mr. Moran has been the Company's Vice President - Database Marketing and Analysis since the Company's formation in April 1999. Prior thereto, he served in the same capacity with HGI since November 1998. From December 1996 to November 1998 Mr. Moran was Director of Club Operations and Analysis for HGI. From September 1995 to December 1996 Mr. Moran was Director of Club Operations and Analysis for the Horseshoe Club and from February 1987 to September 1995 was Director of Marketing Operations for the Claridge Casino and Hotel.

ITEM 11. EXECUTIVE COMPENSATION.

        The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") for their services to the Company for the years ended December 31, 1999, 1998 and 1997.

                     SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                                                            Compensation
                                                                             Other Annual      Awards        All Other
Name                                 Year        Salary           Bonus      Compensation      Options     Compensation (1)
----                                 ----        ------           -----      ------------      -------     ----------------
Jack B. Binion,                      1999      $1,000,000      $       --      $      --             --      $       --
   Chairman of the Board             1998      $1,000,000      $       --      $      --             --      $       --
   CEO and Secretary                 1997      $       --      $       --      $      --             --      $       --
Gary A. Border, Senior               1999      $  350,000      $  100,000      $      --      25.622256      $    4,156
   Vice President-                   1998      $  350,000      $       --      $      --             --      $    3,550
   Marketing (2)                     1997      $  350,000      $       --      $      --             --      $    3,550
Roger P. Wagner, Senior              1999      $  250,000      $   62,500      $      --      18.301612      $    4,452
   Vice President -                  1998      $   32,692      $       --      $      --             --      $       --
   Chief Operating Officer           1997      $       --      $       --      $      --             --      $       --
Bob McQueen, Senior VP               1999      $  201,981      $   95,000      $      --      14.641288      $    7,542
   General Manager -                 1998      $  168,476      $   95,000      $      --             --      $   12,594
   Horseshoe Tunica                  1997      $  161,510      $   95,000      $      --             --      $    4,636
Kirk C. Saylor, Senior               1999      $  222,404      $   56,250      $      --      16.471448      $    7,684
   Vice President-                   1998      $  132,488      $   75,000      $      --             --      $    4,107
   Chief Financial Officer           1997      $  126,966      $   15,000      $      --             --      $    4,006


(1)     Premium on insurance policies.

(2)     Resigned effective March 31, 2000.

        The following table sets forth certain information regarding grants of stock options made to the executive officers named in the Summary Compensation Table during 1999, including information as to the potential realizable value of such options at assumed annual rates of stock price appreciation for the ten-year option terms. Additional information is provided concerning this potential realizable value for all optionees receiving grants in 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                            Individual Grants                           Potential Realizable
                                     ----------------------------                      Value at Assumed Annual
                     Number of        Percent of                                        Rates of Stock Price
                     Securities      Total Options/                                       Appreciation for
                     Underlying       SARs Granted    Exercise                            Option/SAR Term (1)
                     Options/SARs     to employees     or Base         Expiration     --------------------------
Name                Granted (#)(2)      in 1999     Price ($/sh.)         Date            5%             10%
----                --------------   -------------  -------------      ----------     ----------      ----------
Jack B. Binion               --
Gary A. Border        25.622256            8.30%      $   13,660        12/31/08      $  220,113      $  557,810
Roger P. Wagner       18.301612            5.93%      $   13,660        12/31/08      $  157,224      $  398,436
Bob McQueen           14.641288            4.74%      $   13,660        12/31/08      $  125,779      $  318,748
Kirk C. Saylor        16.471448            5.33%      $   13,660        12/31/08      $  141,501      $  358,592
All Option/SARs      308.854441          100.00%      $   13,660        12/31/08      $2,653,276      $6,723,922


(1) The dollar amount under these columns are the result of calculations at five percent and ten percent rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation. There is no assurance that the value realized by an officer will be at or near the value estimated above.

(2) Employees vest in the right to exercise these options/SARs over a four-year period. Options/SARs are subject to certain conditions, including compliance with terms and conditions of the options/SARs as approved by the Company. The executive officers listed above received tandem SARs in conjunction with the listed options. The tandem SARs have substantially identical terms to the options.

        The following table sets forth certain information concerning stock option exercises during 1999 by the executive officers named in the Summary Compensation Table and information concerning option values.

AGGREGATED OPTION/SAR EXERCISES IN 1999 AND DECEMBER 31, 1999 OPTION/SAR VALUES

                                                           Number of Securities
                                                           Underlying Unexercised        Value of Unexercised,
                                                           Options/SARs Held at         In-the-Money Options/SARs
                         Shares                            December 31, 1999 (#)       at December 31, 1999 ($)(1)
                       Acquired on       Value           --------------------------   ---------------------------
Name                   Exercise (#)   Realized ($)       Exercisable   Unexercisable   Exercisable  Unexercisable
----                   ------------   ------------       -----------   -------------   -----------  --------------
Jack B. Binion              --             --                    --             --            --            --
Gary A. Border              --             --              6.405564      19.216692      $ 63,928      $191,590
Roger P. Wagner             --             --              4.575403      13.726208      $ 45,663      $136,850
Bob McQueen                 --             --              3.660322      10.980966      $ 36,530      $109,480
Kirk C. Saylor              --             --              4.117862      12.353586      $ 41,096      $123,165


(1) Amount represents the difference between the aggregate price of unexercised options/SARs and a $23,640 per share price as determined by the Company pursuant to the Equity Incentive Plan document. The $23,640 per share price represents the latest available fair market price as determined pursuant to the plan document.

Compensation of Directors; Compensation Committee Interlocks and Insider Participation

        The Bylaws of the Company provide for a six-member Board of Directors. There are currently three directors. Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Vacancies on the Board of Directors may be filled by a majority of the remaining directors. The Chairman of the Board of Directors receives no compensation for services on the Board, Peri Howard receives $230,000 and Leslie Kenny receives no compensation for services on the board. Officers serve at the discretion of the Board. The Board has no Compensation Committee.

        The Company's Board of Directors also utilizes various individuals as business advisors. One individual, whom is also an owner, received $ for his advisory services to the Board in 1999.

EMPLOYMENT AGREEMENTS

        Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. A salary of $1,000,000 was accrued for Mr. Binion for his services during 1999 and 1998. There is no existing employment agreement providing for Mr. Binion to receive compensation for his services in the future.

        Gary Border is employed as the Senior Vice President - Marketing for the Company pursuant to an employment agreement with the Company dated November 23, 1998. Mr. Border's term of employment under the employment agreement expires December 1, 2002. Mr. Border is responsible for supervising the marketing departments of the Company, developing and creating marketing strategies, creative strategies, planning and support for all national local markets, assisting the general managers of various properties owned by subsidiaries or affiliates of the Company and coordinating and overseeing the various department heads charged with casino and hotel marketing. Mr. Border presently earns compensation of three hundred fifty thousand dollars ($350,000) per year base salary and a discretionary bonus not to exceed twenty-five thousand dollars ($25,000) annually. In addition, Mr. Border was granted a one hundred thousand dollar ($100,000) signing bonus upon execution of the employment agreement. Mr. Border resigned from the Company as Senior Vice President-Marketing effective March 31, 2000.

        Roger Wagner is employed as Senior Vice President and Chief Operating Officer of the Company pursuant to an employment agreement executed on December 1, 1998. Mr. Wagner's term of employment under this agreement expires on December 31, 2002. Mr. Wagner collaborates with Senior Management of the company to develop operating objectives that will achieve the Company's profitability and development goals. He directs and oversees company operations at each casino and assures that each operating division is properly organized, staffed, and directed to fulfill its responsibilities in accordance with company standards. Mr. Wagner presently earns a base salary of three hundred thousand dollars ($300,000) and a discretionary bonus not to exceed 50% of base salary.

        Robert McQueen is employed as a Senior Vice President - General Manager of Horseshoe Tunica pursuant to an employment agreement with the Company dated October 15, 1998. Mr. McQueen's term of employment under the employment agreement expires October 15, 2001. Mr. McQueen is responsible for supervising the day to day activities of Horseshoe Tunica. Mr. McQueen presently earns compensation of two hundred seven thousand five hundred dollars ($207,500) per year base salary and a bonus of ninety-five thousand dollars ($95,000) for calendar years 1998 and 1999, and a discretionary bonus not to exceed 50% of his base salary for each year thereafter.

        Kirk Saylor is employed as a Senior Vice President - Chief Financial Officer for the Company pursuant to an employment agreement with the Company dated November 15, 1998. Mr. Saylor's term of employment under the employment agreement expires December 1, 2002. Mr. Saylor is responsible for overseeing the senior accounting operations of the Company's facilities and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. Mr. Saylor presently earns compensation of two hundred fifty thousand dollars ($250,000) per year base salary and a discretionary bonus not to exceed 50% of the base salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding beneficial ownership of common stock in the Company, as of March 1, 2000, by each person who is known by the Company to own beneficially more than 5% of the outstanding shares, by each director of the Company, each of the executive officers and by all directors and executive officers of the Company as a group.

                                                            PERCENTAGE
NAME(1)                                  NUMBER OF SHARES    OF SHARES
-------                                  ----------------    ---------
Jack B. Binion                           21,329       (2)    89.48%
Phyllis M. Cope                           1,907       (3)     8.00%
Leslie Kenny                              1,194               5.01%
Peri Howard                               3,629       (4)    15.22%
Scott Hamilton                            1,272       (5)     5.33%
Wanda Parsons                             1,907       (6)     8.00%
Directors and executive
officers as a group (10 persons)         21,361       (7)    89.61%


(1) The persons named in this table have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes. Unless otherwise indicated, the address for each of the persons or entities listed above is c/o the Company at 2300 Empress Road, Joliet, IL 60436.

(2) Includes (a) the 9,779 shares held by Mr. Binion as an individual; (b) the 1,907 shares owned by Phyllis M. Cope; (c) the 3,629 shares owned by Peri Howard; (d) the 1,194 shares owned by Leslie Kenney; (e) the 1,272 shares owned by Scott Hamilton; (f) the 1,907 shares owned by Wanda Parsons; and (g) the 1,644 shares held by members of Mr. Binion's family or trusts for the benefit of members of Mr. Binion's family. Mr. Binion expressly disclaims beneficial ownership of the 11,550 shares which are held of record members of Mr. Binion's family or by trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(3) Includes 954 shares held by Phyllis M. Cope, as Trustee of the Ted J. Fechser Trust, and 953 shares held by Phyllis M. Cope, as Trustee of the Fancy Ann Fechser Trust. Phyllis M. Cope expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(4) Includes 275 shares held by Peri Howard, as Trustee of the Ted J. Fechser Trust, 275 shares held by Peri Howard, as Trustee of the Fancy Ann Fechser Trust, 275 shares held by Peri Howard, as Trustee of the James Christopher Fechser Trust, 275 shares held by Peri Howard, as Trustee of the Robert Daniel Fechser Trust, 275 shares held by Peri Howard, as Trustee of the Katie O'Neill Trust, 275 shares held by Peri Howard, as Trustee of the Kellie O'Neill Trust, 275 shares held by Peri Howard, as Trustee of the Rachel Fechser Trust 275 shares held by Peri Howard, as Trustee of the Ben E. Johnson Trust, 55 shares held by Peri Howard, as Trustee of the Bonnie Binion Trust, and 55 shares held by Peri Howard, as Trustee of the Benny Behnen Trust; 55 shares held by Peri Howard, as Trustee of the Jack Behnen Trust, 1,261 shares held by Peri Howard as an individual and 4 shares subject to options that are currently exercisable or will become exercisable within 60 days. Peri Howard expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(5) Includes 636 shares held by Scott Hamilton, as Trustee of the James C. Fechser Trust, and 636 shares held by Scott Hamilton, as Trustee of the Rachel Fechser Trust. Scott Hamilton expressly disclaims beneficial ownership of any shares held by him as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(6) Includes 954 shares held by Wanda Parsons, as Trustee of the Katie O'Neill Trust, and 953 shares held by Wanda Parsons, as Trustee of the Kellie O'Neill Trust. Wanda Parsons expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(7) Includes 27 shares subject to options that are currently exercisable or will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company conducts a portion of its marketing through an entity that is owned by the wife of an officer. Amounts paid to this company for fees and reimbursable expenses totaled $3,157,000, $3,625,000 and $2,648,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        The Company has made loans to various employees (including some who are now former employees) with ownership interests in the Company. The notes were repaid during 1999 out of the proceeds of the put/call provisions relating to such ownership interests. The amount outstanding under these loans was $2,677,000 as of December 31, 1998.

        The Company and Walter Haybert, the former Chief Financial Officer of the Company, are parties to an agreement whereby the Company has agreed to pay Mr. Haybert $150,000 per year for each of 1999 and 2000 as advances against the purchase price for his interest in the Company. Mr. Haybert's interest in the Company is subject to purchase by the Company pursuant to the put/call provisions that were contained in his employment agreement with the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         Page

        Number

(a)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

         HORSESHOE GAMING HOLDING CORP.      F-2

(a)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES:

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS S-2

        All other schedules are omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes thereto.

        The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(b)     REPORTS ON FORM 8-K:

        In the fourth quarter of 1999 a Form 8-K was filed, dated December 16, 1999 reporting under Item 2 the Company's acquisition of Empress Entertainment, Inc.'s two operating subsidiaries.

        On February 11, 2000 Form 8-K/A was filed to amend the previously filed Form 8-K to include the financial statements of Empress Entertainment, Inc.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Joliet, State of Illinois, on March 30, 2000.

                                            Horseshoe Gaming Holding Corp.
                                            a Delaware corporation

                                            By:  /s/ Jack B. Binion
                                                 -------------------------------
                                                 Jack B. Binion

                                            Its: Chief Executive Officer,
                                                 Secretary and Chairman of the
                                                 Board of Directors

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                    DATE
---------                      -----                                    ----

/s/ Jack B. Binion             Chief Executive Officer, Secretary  and  March 30, 2000
----------------------------   Chairman of the Board of Directors
Jack B. Binion                 (Principal Executive Officer)

/s/ Peri Howard                Director                                 March 30, 2000
----------------------------
Peri Howard

/s/ Leslie Kenny               Director                                 March 30, 2000
----------------------------
Leslie Kenny

/s/ Kirk C. Saylor             Chief Financial Officer and Treasurer    March 30, 2000
----------------------------   (Principal Financial and Accounting
Kirk C. Saylor                 Officer)

                HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Horseshoe Gaming Holding Corp. and Subsidiaries                                                   Page
-----------------------------------------------                                                   ----
Report of Independent Public Accountants                                                          F-2
Consolidated Financial Statements:
      Balance sheets as of December 31, 1999 and 1998                                             F-3
      Statements of operations for the years ended December 31, 1999, 1998 and 1997               F-4
      Statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997     F-5
      Statements of cash flows for the years ended December 31, 1999, 1998 and 1997               F-6
      Notes to consolidated financial statements                                                  F-7

                    Report of Independent Public Accountants


To Horseshoe Gaming Holding Corp.:

We have audited the accompanying consolidated balance sheets of Horseshoe Gaming Holding Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Gaming Holding Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                            ARTHUR ANDERSEN LLP

Memphis, Tennessee,
      March 3, 2000.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            December 31,
                                                                   ----------------------------
                                                                      1999              1998
                                                                   -----------      -----------
                                     ASSETS
Current Assets:
      Cash and cash equivalents                                    $   118,276      $    84,151
      Restricted cash                                                  159,002               --
      Accounts receivable, net of allowance for doubtful
           accounts of $11,089 and $10,346                              14,876            9,653
      Inventories                                                        4,219            3,548
      Prepaid expenses and other                                         6,212            4,484
                                                                   -----------      -----------
                            Total current assets                       302,585          101,836
                                                                   -----------      -----------

Property and Equipment, net                                            546,464          375,307

Other Assets:
      Assets held for resale                                             1,630           12,000
      Goodwill, net                                                    463,847           36,124
      Other, net                                                        94,718           35,181
                                                                   -----------      -----------
                                                                   $ 1,409,244      $   560,448
                                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                         $   164,245      $     1,174
      Accounts payable                                                   8,514            8,252
      Accrued expenses and other                                        87,588           40,599
                                                                   -----------      -----------
                            Total current liabilities                  260,347           50,025
                                                                   -----------      -----------

Long-term Liabilities:
      Long-term debt, less current maturities                        1,094,703          387,544
      Other long-term liabilities                                       12,840               --
                                                                   -----------      -----------
                 Total long-term liabilities                         1,107,543          387,544
                                                                   -----------      -----------

Commitments and Contingencies (Notes 9, 10, 12 and 13)

Minority Interest                                                           --           (1,965)

Redeemable Ownership Interests, net of deferred
      compensation of $0 and $272                                        6,760           53,693

Members' Equity                                                             --           71,151

Stockholders' Equity
      Common Stock, $1.00 par value, 50,000 shares authorized,
           25,000 shares issued, 23,772 shares outstanding                  25               --
      Additional paid-in capital                                        41,360               --
      Retained earnings                                                 16,789               --
                                                                   -----------      -----------
                                                                        58,174               --
      Less 1,228 shares of treasury stock at cost                      (23,580)              --
                                                                   -----------      -----------
                            Total Stockholders' Equity                  34,594               --
                                                                   -----------      -----------
                                                                   $ 1,409,244      $   560,448
                                                                   ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          Years Ended December 31,
                                                   ---------------------------------------
                                                     1999           1998           1997
                                                   ---------      ---------      ---------
Revenues:
      Casino                                       $ 487,536      $ 429,825      $ 321,236
      Food and beverage                               52,969         48,263         29,990
      Hotel                                           33,566         35,448          8,773
      Retail and other                                16,413          9,980          4,305
                                                   ---------      ---------      ---------
                                                     590,484        523,516        364,304
      Less promotional allowances                    (64,931)       (62,340)       (29,211)
                                                   ---------      ---------      ---------
           Net revenues                              525,553        461,176        335,093
                                                   ---------      ---------      ---------

Expenses:
      Casino                                         266,482        245,234        175,394
      Food and beverage                               16,911         15,959         10,981
      Hotel                                           12,054         11,785          7,877
      Retail and other                                 6,934          6,910          1,425
      General and administrative                      66,627         57,202         43,600
      Corporate expenses                               8,088         12,947         22,490
      Development                                        327            515          1,653
      Preopening                                          --            653          2,964
      Asset write-down                                10,346         12,911             --
      Depreciation and amortization                   41,806         33,888         19,411
                                                   ---------      ---------      ---------
           Total expenses                            429,575        398,004        285,795
                                                   ---------      ---------      ---------

Operating Income                                      95,978         63,172         49,298

Other Income (Expense):
      Interest expense                               (65,219)       (39,861)       (20,792)
      Interest income                                 11,887          2,189          4,996
      Other, net                                        (620)           412           (849)
                                                   ---------      ---------      ---------

Income before Extraordinary Loss
      on Early Retirement of Debt                     42,026         25,912         32,653

Extraordinary Loss on Early Retirement of Debt        (9,653)          (787)        (5,243)
                                                   ---------      ---------      ---------

Net Income                                         $  32,373      $  25,125      $  27,410
                                                   =========      =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                  Additional
                                   Members'        Common          Treasury         Paid-in          Retained
                                   Equity           Stock           Stock           Capital          Earnings          Total
                                  --------         --------        --------         --------         --------         --------
Balance, December 31, 1996        $ 79,782

Distributions:
     Cash                          (11,056)
     Payable                       (15,000)
Increase in redeemable
    ownership interests            (16,541)
Net income                          27,410
                                  --------

Balance, December 31, 1997          64,595

Cash distributions                 (17,012)
Revaluation of land
    contribution                    (1,109)
Increase in redeemable
    ownership interests               (448)
Net income                          25,125
                                  --------

Balance, December 31, 1998          71,151

Cash distributions                 (10,616)
Decrease in redeemable
    ownership interests              2,181
Warrant repurchase                 (34,426)
Net income
                                  --------

Balance, June 30, 1999              41,679

Exchange of members'
     ownership interests
     for 25,000 shares of
     common stock
     at $1.00 par value            (41,679)        $     25        $     --         $ 41,654         $     --         $ 41,679

Dividends:
     Cash                               --               --              --               --             (566)            (566)
     Payable                            --               --              --               --           (1,629)          (1,629)
Increase in redeemable
    ownership interests                 --               --              --             (294)              --             (294)
Purchase of stock for
    treasury                            --               --         (23,580)              --               --          (23,580)
Net income                              --               --              --               --           18,984           18,984
                                  --------         --------        --------         --------         --------         --------

Balance, December 31, 1999        $     --         $     25        $(23,580)        $ 41,360         $ 16,789         $ 34,594
                                  ========         ========        ========         ========         ========         ========



        The accompanying notes are an integral part of these consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Years Ended December 31,
                                                                             ---------------------------------------------
                                                                               1999              1998              1997
                                                                             ---------         ---------         ---------
Cash flows from operating activities:
      Net income                                                             $  32,373         $  25,125         $  27,410
      Adjustments to reconcile net income to
           net cash provided by operating activities:
                 Minority interest in income (loss) of subsidiary                  311              (640)              420
                 Depreciation and amortization                                  41,806            33,888            19,411
                 Asset write-down                                               10,346            12,911                --
                 Amortization of debt discounts,
                      deferred finance charges and other                         3,631             2,741             2,313
                 Loss on disposal of property                                       --                --               389
                 Provision for doubtful accounts                                 4,643            11,937             7,556
                 Increase in redeemable ownership interests                        470             4,245            15,066
                 Extraordinary loss on early retirement of debt                  9,653               787             5,243
                 Change in assets and liabilities                               14,773           (22,238)           (6,482)
                                                                             ---------         ---------         ---------
                            Net cash provided by operating activities          118,006            68,756            71,326
                                                                             ---------         ---------         ---------

Cash flows from investing activities:
      Purchases of property and equipment                                     (205,090)          (46,576)         (215,576)
      Increase (decrease) in construction payables                                  --           (26,290)           13,879
      Proceeds from sale of property                                                --               383                --
      Goodwill                                                                (257,928)               --                --
      Net decrease (increase) in escrow funds                                       --                --            42,235
      Net increase in other assets                                             (25,603)          (17,902)           (1,717)
                                                                             ---------         ---------         ---------
                            Net cash used in investing activities             (488,621)          (90,385)         (161,179)
                                                                             ---------         ---------         ---------

Cash flows from financing activities:
      Proceeds from long-term debt                                             867,146            85,000           175,438
      Payments on debt                                                        (236,895)          (10,185)          (97,877)
      Capital distributions                                                    (12,811)          (17,012)          (11,056)
      Warrant repurchases                                                      (34,426)               --                --
      Redeemable ownership payments                                            (16,642)               --                --
      Increase in restricted cash                                             (159,002)               --                --
      Purchase of treasury stock                                                (1,788)               --                --
      Distributions to minority holders                                           (842)               (8)             (910)
      Debt issue costs and commitment fees                                          --              (725)           (6,191)
                                                                             ---------         ---------         ---------
                            Net cash provided by financing activities          404,740            57,070            59,404
                                                                             ---------         ---------         ---------

Net change in cash and cash equivalents                                         34,125            35,441           (30,449)

Cash and cash equivalents, beginning of period                                  84,151            48,710            79,159
                                                                             ---------         ---------         ---------

Cash and cash equivalents, end of period                                     $ 118,276         $  84,151         $  48,710
                                                                             =========         =========         =========


        The accompanying notes are an integral part of these consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND BASIS OF PRESENTATION

Horseshoe Gaming Holding Corp. (the "Company"), a Delaware corporation, conducts casino gaming, hotel and other related operations at riverboat casinos under the "Empress", "Horseshoe" and "Binion" names in Joliet, Illinois; Hammond, Indiana; Bossier City, Louisiana and Tunica County, Mississippi.

 On April 15, 1999, the Company acquired over 90% of the aggregate ownership of Horseshoe Gaming, LLC ("Horseshoe Gaming") from Horseshoe Gaming's members in exchange for interests in the Company. The remaining ownership interests of Horseshoe Gaming either were contributed to the Company in exchange for interests in the Company or acquired by the Company or Horseshoe Gaming such that on December 31, 1999, the Company owned 100% of Horseshoe Gaming.

A description of each principal subsidiary is as follows:

- New Gaming Capital Partnership ("NGCP") is a Nevada limited partnership which was formed on February 4, 1993. NGCP is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc. In April 1999, the Company purchased the remaining 8.08% limited partner interests in Horseshoe Entertainment, L.P. ("HE"), a Louisiana limited partnership which owns and operates the Horseshoe Bossier City (see Note 10), not held by NGCP. As of December 31, 1999 and 1998, NGCP owned 100% and 91.92%, respectively, of HE.

- Robinson Property Group, Limited Partnership ("RPG") is a Mississippi limited partnership which was formed on June 7, 1993. RPG owns and operates the Horseshoe Tunica located in Tunica County, Mississippi, and is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc.

- Empress Casino Joliet Corporation ("Empress Joliet" or "ECJC") is an Illinois Corporation, which was formed on December 26, 1990. The Company acquired Empress Joliet from Empress Entertainment, Inc. on December 1, 1999 (see Note 4). Empress Joliet owns and operates the Empress Casino and Hotel in Joliet, Illinois and is 100% owned by the Company.

- Empress Casino Hammond Corporation ("Empress Hammond" or "ECHC") is an Indiana Corporation, which was formed on November 25, 1992. The Company acquired Empress Hammond from Empress Entertainment, Inc. on December 1, 1999 (see Note 4). Empress Hammond owns and operates the Empress Casino in Hammond, Indiana and is 100% owned by the Company.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (see Note 1), since the Company holds more than a 50% ownership interest in all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at the lower of cost or market.

Restricted Cash

Restricted cash represents the remaining proceeds from the Company's 8.625% Senior Subordinated Notes which were placed in a secured proceeds account and used in January 2000 to retire the assumed Empress debt (see Notes 4 and 8). The proceeds were invested in U.S. Treasuries.

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market value and consist primarily of food, beverage, retail merchandise, kitchen smallwares and employee wardrobe.

Property and Equipment

Property and equipment are stated at cost. The costs of normal repairs and maintenance are expensed as incurred while major expenditures that extend the useful lives of assets are capitalized.

Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

Buildings, boat, barge and improvements        15 to 30 years
Furniture, fixtures and equipment              3 to 10 years

Capitalized Interest

The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 1999, 1998 and 1997, was $8,000, $163,000 and $11,191,000, respectively.

Goodwill

Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related minimum benefit period. Management regularly evaluates whether or not the future undiscounted cash flows of HE, RPG, ECJC and ECHC are sufficient to recover the carrying amount of the goodwill associated with each entity. Additionally, management continually monitors such factors as the status of new or proposed legislation, the competitive environment and the general economic conditions of the markets in which it operates. If the estimated future undiscounted cash flows are not sufficient to recover the carrying amount of goodwill and, accordingly, an impairment has occurred, management intends to write down the carrying amount of goodwill to its estimated fair value based on discounted cash flows. The amount of amortization expense recorded for the years ended December 31, 1999, 1998 and 1997, was $3,597,000, $1,668,000 and
$1,662,000, respectively.

Deferred Finance Charges

Deferred finance charges, which are included in other assets, consist of fees and expenses incurred to obtain the Company's debt. The deferred finance charges are being amortized over the term of the related debt using the effective interest method (see Note 8).

Redeemable Ownership Interests

The Company is obligated to repurchase ownership interests totaling 1.4% of the Company's outstanding equity interests issued to certain employees pursuant to employment agreements in the event of their termination at a price equal to the then fair market value, based on an independent appraisal. The estimated fair value of such ownership interests is reported outside of equity in the accompanying consolidated balance sheets for all periods presented and expensed over the vesting period (see Note 12).

Dividends and Capital Distributions

The Company's debt agreements contain covenants that limit dividends and capital distributions to its stockholders. Dividends and capital distributions to the stockholders are to be based upon taxable income and the highest marginal federal and state corporate statutory tax rates in effect, which are applicable to any stockholder. Such dividends and distributions are to be paid quarterly based upon estimated taxable income. After filing of their annual tax returns by the Company and its subsidiaries, each stockholder is to reimburse the Company for overpayments of capital distributions or the Company is to withhold such amounts from future dividends to the stockholders.

Casino Revenues

In accordance with industry practice, casino revenues represent the net win from gaming activities, which is the difference between gaming wins and losses.

Casino Promotional Allowances

Casino promotional allowances consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge. Such amounts are included in gross revenues and deducted as promotional allowances. The estimated costs of providing such complimentary services, which are substantially included in casino department expenses, are as follows (in thousands):

                                       Years Ended December 31,
                                -------------------------------------
                                 1999           1998            1997
                                -------        -------        -------
Food and beverage               $37,534        $36,705        $24,967
Hotel                             8,384          8,325          3,360
Other operating expenses          7,599          5,067            664
                                -------        -------        -------
                                $53,517        $50,097        $28,991
                                =======        =======        =======

Advertising Costs

The Company expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Development and Preopening Expenses

The Company expenses all development and preopening costs related to new construction as incurred in accordance with Statements of Position 98-5 "Reporting on the Cost of Start-up Activities." Total preopening costs of $0, $653,000 and $2,964,000 were expensed during 1999, 1998 and 1997, respectively, in conjunction with expansions at Horseshoe Bossier City and Horseshoe Tunica.

Corporate Expenses

Expenses associated with the management of the Company are recorded as corporate expenses and are reflected in the accompanying consolidated statements of operations in the periods such expenses are incurred. Included in corporate expenses for the years ended December 31, 1999, 1998 and 1997 are normal operating expenses and compensation expenses related to ownership interests in the Company issued to employees pursuant to employment agreements (see Note 12).

Income Taxes

The Company is organized as a corporation under Delaware laws and has elected to be taxed as an S Corporation for federal income tax purposes. During 1998, the Company was organized as a limited liability company under Delaware laws. The Internal Revenue Service classifies a limited liability company as a partnership for federal income tax purposes if the limited liability company lacks certain characteristics of corporations. Management believed that the Company lacked such corporate characteristics and, accordingly classified the Company as a partnership for federal income tax purposes at December 31, 1998.

Accordingly, no provision is made in the accounts of the Company for federal income taxes, as such taxes are liabilities of the stockholders or members.

The Company's income tax returns and the amount of allocable taxable income are subject to examination by federal taxing authorities. If an examination results in a change to taxable income, the income tax reported by the stockholders may also change.

The tax bases in the Company's assets and liabilities were in excess of the amounts reported in the accompanying consolidated financial statements by $18,278,000 and $3,847,000 at December 31, 1999 and 1998, respectively. Taxable income was in excess of net income reported in the accompanying consolidated statements of operations for all periods presented.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Based on management's evaluations, there were no significant impairments of long-lived assets during the year ended December 31, 1997. For the years ended December 31, 1999 and 1998, the Company recorded a write-down in the carrying value of an idle riverboat (see Note 6).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year presentation.

3.      CONSOLIDATED STATEMENTS OF CASH FLOWS

The following non-cash investing and financing activities are not reflected in the Consolidated Statements of Cash Flows:

During 1999, the Company acquired ECHC and ECJC for cash plus the assumption of debt. As a result, the Company increased debt by $151,500,000, which included the tender premium of $1,500,000, increased accrued liabilities by $5,078,000 and increased goodwill by $156,578,000. The Company also recorded additional liabilities and goodwill related to the acquisition of ECHC and ECJC totaling $3,814,000.

During 1999, the Company purchased common stock held in treasury for $21,800,000 in notes payable.

Also, during 1999, the Company purchased certain ownership interests for $28,100,000 in notes payable. The Company had previously recorded a redeemable ownership liability for the repurchase of these ownership interests.

3.      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

During 1999, the Company purchased the remaining 8.08% limited partnership interest not held by NGCP for $30.6 million. The non-cash asset of $25.9 million increased goodwill by $13.0 million and other assets by $12.9 million. The non-cash liability increased accrued expenses by $10.6 million, other long-term accrued expenses by $12.8 million and minority interest by $2.5 million.

During 1998, the carrying value of the land was adjusted to its estimated fair market value as agreed to by RPG and the contributing partner. As a result, RPG reduced the value of the land by $941,000 and reduced goodwill by $168,000 with a corresponding reduction in partners' capital of $1,109,000.

Distributions totaling $15,000,000, accrued at December 31, 1997, were paid in February 1998.

The net change in assets and liabilities consists of the following (in thousands):

                                                                  Years Ended December 31,
                                                         --------         --------         --------
                                                           1999             1998             1997
                                                         --------         --------         --------
           (Increase) decrease in assets:
                 Accounts receivable                     $ (9,866)        $ (8,072)        $(13,091)
                 Inventories                                 (671)            (590)          (1,523)
                 Prepaid expenses and other                (1,730)          (2,382)            (493)
           Increase (decrease) in liabilities:
                 Accounts payable                             262           (2,226)           5,600
                 Accrued expenses and other                26,778           (8,968)           3,025
                                                         --------         --------         --------
                                                         $ 14,773         $(22,238)        $ (6,482)
                                                         ========         ========         ========

Supplemental Disclosure of Cash Flow Information:
           Cash paid for interest (in thousands)         $ 54,681         $ 36,530         $ 29,524

4.      ACQUISITION

On December 1, 1999, the Company acquired from Empress Entertainment, Inc. ("Empress"), all of the outstanding stock of two of Empress's operating subsidiaries, Empress Hammond and Empress Joliet for $494.9 million in cash. The acquisition was accomplished through two simultaneous merger transactions (collectively the "Empress Mergers") of the Company's wholly owned subsidiaries, Horseshoe Acquisition Indiana, Inc. ("Horseshoe Indiana") with and into Empress Hammond, and Horseshoe Acquisition Illinois, Inc. ("Horseshoe Illinois") with and into Empress Joliet. As additional consideration for the Empress Mergers, the Company assumed the indebtedness and obligations of Empress, Empress River Casino Finance Corporation, Empress Joliet, Empress Hammond and Hammond Residential LLC, a wholly owned subsidiary of Empress Hammond ("Residential"), under an Indenture, dated as of June 18, 1998, for $150 million 8.125% Senior Subordinated Notes due 2006 and the payment of certain transaction costs. The Empress Mergers were consummated pursuant to an Agreement and Plan of Merger, dated as of September 2, 1998, by and among the Company, Horseshoe Gaming, certain of the Company's affiliates named therein, Empress, Empress Joliet and Empress Hammond (as amended by the First Amendment dated as of March 25, 1999 and by the Second Amendment dated as of July 23,1999, and as modified by the Assumption Agreement dated as of November 18, 1999, collectively, the "Merger Agreement").

The consideration was agreed upon as the result of arm's-length, good faith negotiations between the parties to the Merger Agreement and their respective representatives. Empress Joliet, Empress Hammond and Residential, will continue to operate as wholly owned subsidiaries of the Company. The sources of the funds used by the Company to pay the cash merger consideration consisted of funds obtained under: (i) an Indenture conveying $600 million in 8.625% Senior Subordinated Notes due 2009, dated as of May 11, 1999, between the Company and U.S. Trust Company, National Association, as trustee; and (ii) a Credit Agreement, dated as of June 30, 1999, by and among the Company, DLJ Capital Funding, Inc., as Syndication Agent, Canadian Imperial Bank of Commerce, as Administrative Agent, Wells Fargo Bank, National Association, as Documentation Agent, and the Lenders listed therein.

4.      ACQUISITION (CONTINUED)

The transactions have been recorded using the purchase method of accounting. The purchase price of the acquisitions and related preliminary allocation consist of the following (in thousands):

PURCHASE PRICE:
           Cash                                               $ 493,900
           Transactions costs                                       955
                                                              ---------
               Total cash consideration                         494,855
               Plus: Debt and accrued interest assumed          155,078

                     Tender premium on debt                       1,500
                                                              ---------
                     Total purchase price                     $ 651,433
                                                              =========
PRELIMINARY ALLOCATION OF PURCHASE PRICE:
           Current assets                                     $  46,018
           Property and equipment                               189,695
           Other assets, net                                     14,518
           Intangible assets                                     15,000
           Goodwill                                             414,986
           Current liabilities                                  (28,784)
                                                              ---------
               Total allocation of purchase price             $ 651,433
                                                              =========

The Company is currently in the process of allocating the purchase price among the tangible and intangible assets acquired and the liabilities assumed in the Empress acquisition. The Company estimates the value of other acquired intangibles included in other assets, net in the accompanying Consolidated Balance Sheets are $10.0 million for trademarks and $5.0 million for customer lists, to be amortized over five years. Upon completion of the final purchase price allocation, to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill and amortized over approximately 25 years.

The following unaudited pro-forma financial information assumes the acquisitions occurred at the beginning of each period presented. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of these periods, or as a prediction of results which may occur in the future.

                              December 31,
                        ------------------------
                          1999            1998
                        --------        --------
                      (unaudited)      (unaudited)
Net revenues            $940,507        $857,842
Operating income         165,167         112,834
Net income                56,811          14,790

5.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                      December 31,
                                               ---------------------------
                                                  1999              1998
                                               ---------         ---------
Land                                           $  28,349         $  16,093
Buildings, boat, barge and improvements          528,610           333,071
Furniture, fixtures and equipment                158,306            83,360
Less:  accumulated depreciation                 (170,868)          (61,330)
                                               ---------         ---------
                                                 544,397           371,194
Construction in progress                           2,067             4,113
                                               ---------         ---------
     Property and Equipment, net               $ 546,464         $ 375,307
                                               =========         =========

6.      ASSETS HELD FOR RESALE

In January 1998, HE replaced its riverboat casino facility ("Queen of the Red") with a new riverboat casino facility. The Queen of the Red, along with its related gaming equipment is reported as assets held for resale in the accompanying consolidated balance sheets. During 1999, HE recorded an asset write-down of $10,346,000 reducing the carrying value of the Queen of the Red to its current estimated net realizable value of $1,630,000. The estimated net realizable value was based on recent market information concerning riverboats being held for sale. In 1998, based on an appraisal of the Queen of the Red, management reduced the carrying value of the Queen of the Red by $12,911,000. Management is continuing to evaluate various options for use of the Queen of the Red, including sale. Subsequent to December 31, 1999, HE sold the gaming equipment from the Queen of the Red for $630,000 thereby reducing the carrying value to $1,000,000.

7.      ACCRUED EXPENSES AND OTHER

Accrued expenses and other consist of the following (in thousands):

                                                                     December 31,
                                                               ----------------------
                                                                1999            1998
                                                               -------        -------
             Payroll and related tax liabilities               $13,006        $ 8,674
             Vacation and other employee benefits                7,417          3,157
             Accrued interest                                   17,476          5,491
             Gaming, sales, use and property taxes               7,720          3,815
             Progressive slot and slot club liabilities         12,531          6,691
             Other accrued expenses                             29,438         12,771
                                                               -------        -------
                                                               $87,588        $40,599
                                                               =======        =======

8.      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                December 31,
                                                                           ------------------------
                                                                             1999           1998
                                                                           --------        --------
8.625% Senior Subordinated Notes (effective interest rate of
     8.657%), due May 15, 2009, net of unamortized
     discount of $2,050                                                    $597,950        $     --

9.375% Senior Subordinated Notes (effective interest of 9.384%), due June 15, 2007, net of unamortized
     discount of $121 and $137                                              159,879         159,863

8.125% Empress Senior Subordinated Notes (effective interest rate of 8.125%), due July 1, 2006, including call premium
     of $1,500                                                              151,500              --

Senior Secured Revolving Credit Facility, secured by substantially all of the assets of the Company, $250 million borrowing
     capacity, due September 30, 2004, with varying
     interest rates ranging from 8.33% to 8.73%                             175,000              --

Senior Secured Credit Facility Tranche B Term Loan, $125 million borrowing capacity, secured by substantially all of the assets of the Company, principal of $313 plus interest due quarterly with remaining principal and interest due September 30, 2006, with varying interest rates ranging
     from 8.58% to 8.63%                                                    124,687              --

                                                                                December 31,
                                                                     -------------------------------
                                                                         1999                1998
                                                                     -----------         -----------
                                                                              (in thousands)
12.75% Senior Notes (effective interest rate of 13.01%),
     substantially paid in full in May 1999, paid in full and
     retired in September 1999, net of unamortized
     discount of $909                                                $        --         $   127,681

Senior Secured Revolving Credit Facility, secured by
     substantially all of the assets of the Company, paid in
     full and retired in May 1999                                             --             100,000

Notes Payable, interest ranging from 6% to 12%, due in
     various installments through January 2004                            49,932               1,174
                                                                     -----------         -----------
                                                                       1,258,948             388,718
Less:  current maturities                                               (164,245)             (1,174)
                                                                     -----------         -----------
                                                                     $ 1,094,703         $   387,544
                                                                     ===========         ===========

On June 15, 1997, the Company issued $160,000,000 of 9.375% Senior Subordinated Notes ("Subordinated Notes") due June 15, 2007. The Subordinated Notes were issued at 99.899% of par value. The Subordinated Notes are unsecured and require semi-annual interest payments on June 15 and December 15. A portion of the proceeds were used to retire a previously outstanding credit facility (see below), as well as retire $13 million in senior notes. An extraordinary loss on early retirement of debt of $5,243,000 was recognized in 1997 for prepayment penalties and premium, and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds were used to fund a portion of the expansion of the Company's existing facilities.

During 1998, the Company repurchased some of its senior notes from individual note holders in the open market totaling $8,410,000. An extraordinary loss on early retirement of debt of $787,000 was recognized in 1998 for prepayment penalties, premium and the write-off of unamortized discounts and deferred finance charges.

In May 1999, the Company completed a private placement offering of $600 million of 8.625% Senior Subordinated Notes due 2009. The proceeds from the notes were used to retire the 12.75% senior notes of $128.6 million and the Company's Amended and Restated Senior Secured Revolving Credit Facility of $75 million. An extraordinary loss on the early retirement of debt of $9.6 million was recognized in 1999 for prepayment penalties, premium and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds amounting to $342.3 million were placed in a secured proceeds account of which $151.5 million was used to fund the redemption of Empress 8.125% Senior Subordinated Notes in January 2000 and $190.8 million was used to partially fund the acquisition of ECJC and ECHC.

On June 30, 1999, the Company completed its $375.0 million Senior Secured Credit Facility (the "Credit Facility"). The Credit Facility consists of a $250.0 million, five-year revolver and a $125.0 million, seven-year loan. On December 1, 1999, the Company borrowed $175.0 million of the revolver and the entire $125.0 million term loan to complete the funding requirement for the purchase of ECJC and ECHC. All of the operating subsidiaries guarantee the obligations under the Credit Facility. The term loan requires quarterly principal payments of $312,500 through September 2005 and $29,375,000 quarterly thereafter. The revolving loan commitment is permanently reduced by $9,375,000 per quarter beginning December 31, 2001, $12,500,000 per quarter beginning December 31, 2002 and $40,625,000 per quarter beginning December 31, 2003. As of March 4, 2000, a combined $234.7 million was outstanding under the Credit Facility.

The Company's debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (iii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries' assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iv) limit the amount of restricted payments, as defined, the Company may make.

As of December 31, 1999, the five year maturities for long-term debt were $164,245,000 (2000), $10,158,000 (2001), $10,774,000 (2002), $69,059,000 (2003)
and $128,446,000 (2004).

As of December 31, 1999 the fair market value of the 8.625% Senior Subordinated Notes, based on quoted market prices was $580,500,000. As of December 31, 1999 and 1998, the fair market value of the 9.375% Senior Subordinated Notes, based on quoted market prices was $159,600,000 and $164,800,000, respectively. As of December 31, 1998, the fair market value of the 12.75% Senior Notes, based on market quoted market prices was $138,170,000. The fair market value of the Company's other long-term debt approximated its carrying value as of December 31, 1999 and 1998, based on the borrowing rates currently available for debt with similar terms.

9.      LEASE COMMITMENTS

The Company and its subsidiaries lease both real estate and equipment used in the operations and classifies those leases as either operating or capital leases following the provisions of SFAS No. 13 "Accounting for Leases."

Empress Hammond entered into a lease providing for the right to use the site of the development and the parking structure, which was conveyed to the City of Hammond upon completion. The lease expires on the fifth anniversary of Empress Hammond's procurement of its operating license from the Indiana Gaming Commission (June 21, 1996). The term of the lease automatically extends for a period equal to each renewal period of the operating license provided that the total term will not exceed 75 years. Empress Hammond has paid in full the rent for the amount of $1.00 per year for the term of the lease.

Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2,486,000 $2,105,000 and $1,741,000, respectively.

In January 2000, the Company signed a three year lease for computer equipment. The leases require monthly payments of $51,079 and expire on December 31, 2002.

As of December 31, 1999, our future minimum rental commitments are $2,098,000
(2000), $1,495,000 (2001), $1,230,000 (2002), $216,000 (2003) and $205,000
(2004).

In addition to these minimum rental commitments, certain of the Company's operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

10.     OWNERSHIP REPURCHASE MATTERS

On January 13, 1999, Horseshoe Gaming repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest in Horseshoe Gaming from its largest stockholder, Horseshoe Gaming, Inc. ("HGI"), for an exercise price of $510,000. Upon acquisition, Horseshoe Gaming exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members' equity in the first quarter of 1999.

In May 1999, Horseshoe Gaming purchased redeemable ownership interests comprising an aggregate 7.2% of Horseshoe Gaming from five former employees for an aggregate purchase price of $39.0 million. In June 1999, the first installment of approximately $11.5 million was paid with the remaining amount to be paid over a period not to exceed four years. During the third quarter of 1999, Horseshoe Gaming agreed to purchase redeemable ownership interests of 1.3% of the Company from four current employees for $5.3 million. The first installment of approximately $1.7 million was paid with the remaining amount to be paid over a period not to exceed three years. The notes receivable from these former and current employees was fully paid in connection with the first installment payment made. Operating results for the year ended December 31, 1999 includes a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests.

During the third quarter of 1999, the Company also agreed to purchase ownership interests of 3.2% of the Company from four owners totaling $18.3 million. During the third quarter of 1999, the first installment of approximately $1.8 million was paid with the remaining amount to be paid over a period not to exceed four years.

During the fourth quarter of 1999, the Company also agreed to purchase ownership interests of 0.7% of Horseshoe Gaming from five owners totaling $5.3 million to be paid in January 2004.

The Company has employment agreements and unit option agreements with certain employees which contain put/call options whereby, upon termination of employment, the Company must, at the election of any such employee, and may, at the Company's election, purchase such employee's ownership interest for an amount equal to the fair market value of such interest as determined by an independent appraisal or an arbitration process. As of December 31, 1999, the aggregate fair market value of all interests subject to such put/call options, representing approximately 1.4% ownership of the Company, was $6.8 million. Such agreements provide that the purchase price for the employee's ownership interest shall be paid in cash, either upon transfer of the interest to the Company or in installments over a period not to exceed five years depending on the aggregate purchase price.

In April 1999, the Company exercised an option to acquire the remaining 8.08% limited partnership interest in HE not held by NGCP for total consideration of $30.6 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million. As of December 31, 1999, the remaining amount to be paid to these limited partners totaled $23.8 million, of which $11.0 million is included in accrued expenses and $12.8 million is included in other long-term liabilities.

11.     TRANSACTIONS WITH RELATED PARTIES

Mr. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. Mr. Binion has never received compensation for his services, although the Company accrued compensation for Mr. Binion equal to the fair value of his services for each of the years ended December 31, 1999 and 1998. Mr. Binion does not have an employment agreement to receive compensation for his services; however, the Company and Mr. Binion may enter into such an employment agreement during 2000.

The principals of a placement agent used by the Company to secure financing own approximately 3.9% of the Company. Fees were paid to the placement agent during 1997 for various financial advisory services totaling $600,000.

Notes receivable (including accrued interest) from employees and former employees with ownership interests in the Company totaling $583,000 and $3,037,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, respectively.

The notes to employees are secured by their ownership interests in the Company and have various due dates and interest rates ranging from 7% to 10%.

Included in other assets in the accompanying consolidated balance sheets at December 31, 1999 and 1998 are notes receivable from the former limited partners of HE totaling $8,252,000 and $8,163,000, respectively. The notes receivable will be offset from the payments to be made to these limited partners pursuant to the acquisition of their ownership interest in HE by the Company.

The Company conducts a portion of its marketing through an entity that is owned by the wife of an officer. Fees and expenses paid to this company were $3,157,000, $3,625,000 and $2,648,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

12.     EMPLOYEE COMPENSATION AND BENEFITS

Employment Agreements

Certain current and former key employees are covered under employment agreements that provide certain benefits in the event of such employees' termination. These employment agreements include a put/call provision, which if exercised by the employee, would require the Company to repurchase such employees' respective ownership interests in the Company in the event of termination at the then fair market value based on an independent appraisal. Accordingly, these compensation agreements are accounted for as variable stock purchase plans. Compensation expense is recorded each period equal to the change in the fair market value of ownership interests issued and the vesting schedule pursuant to these agreements.

The total ownership interest in the Company issued to employees pursuant to such employment agreements was 1.4%, 4.1% and 4.1% as of December 31, 1999, 1998 and 1997, respectively. As of December 31, 1998, all employees/former employees were fully vested. The amount of compensation expense recorded in the accompanying consolidated statements of operations related to these ownership interests was $470,000, $4,245,000 and $15,066,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Some of the employment agreements also included a guaranteed severance payment in the event of termination. The amount of such liability was $ 0 and $1,810,000 at December 31, 1999 and 1998, respectively (see Note 10.)

Unit Option Plan

During 1997, the Company approved the 1997 Unit Option Plan, which provides for certain employees to be granted options to purchase membership units in Horseshoe Gaming at a fixed exercise price of $3.47 per unit. The options vest in three equal annual installments beginning one year subsequent to the date of the option holder's employment and expire after 10 years. As of December 31, 1999, 631,225 units had been granted all of which had vested. As of December 31, 1999, 126,245 units, which were exchanged for 33.6 options to purchase stock in the Company at an exercise price of $13,009.75 per share, remained unexercised.

The Unit Option Plan contains a put/call provision under the same terms as described above for the employment agreements. Accordingly, the Unit Option Plan is accounted for as a variable stock purchase plan. Compensation expense is recorded each period based on vesting an amount equal to the change in the fair market value of the stock in the Company, provided such value exceeds the exercise price of the options. The net value is included in redeemable ownership interests in the accompanying consolidated balance sheets. The Company recognized compensation expense of $1,544,000 and $1,107,000 related to this option plan during 1998 and 1997, respectively, and during 1999, a reduction of $391,000 resulting from the final valuation of the options.

In 1998, one former employee that had a Unit Option Agreement (126,245 units) elected not to renew his employment agreement and exercised his option to purchase the units pursuant to the Unit Option Agreement and his option to put the units back to the Company at fair market value. The exercise price was deducted from the proceeds received by the employee for the redemption of his units (see Note 10).

In 1999, two employees that had unit options under the Unit Option Agreement (378,735 units), exercised their options pursuant to the Unit Option Agreement and put them back to the Company at fair market value. The exercise price was deducted from the proceeds received by the employees for the redemption of their units.

During 1999, the Company approved the 1999 Equity Incentive Plan which provides for certain employees to be granted options (with tandem SARs) to purchase stock in the Company and SARs to certain other employees to share in the increase in the market value of the Company. The exercise price for the options/SARs is determined in accordance with the plan document and represents the fair market value at the date of grant. The options/SARs vest over a period of four years and expire in ten years. Total compensation expense recognized during 1999 was $735,000.

The following table represents option (with tandem SAR) activity for 1999:

                                 Number of   Average Price
                                  Shares       per Share
                                  ------        -------
Balance, December 31, 1998            --        $    --
     Issued                       127.23         13,660
     Cancelled                        --             --
     Exercised                        --             --
                                  ------        -------
Balance, December 31, 1999        127.23        $13,660
                                  ======        =======

The following table represents SAR activity for 1999:

Balance, December 31, 1998            --        $    --
     Issued                       181.62         13,702
     Cancelled                     16.71         13,660
     Exercised                      2.10         13,660
                                  ------        -------
Balance, December 31, 1999        162.81        $13,706
                                  ======        =======

401(k) Savings Plan

Effective January 1, 1995, a 401(k) savings plan was established for RPG whereby eligible employees may contribute up to 15% of their salary. Beginning January 1, 1996, employees of the Company and its subsidiaries other than RPG were allowed to participate in the RPG 401(k) savings plan. The Company matches 50% of the employees' contributions up to a maximum of 6% of their salary, and the employees vest in the matching contribution over six years. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. The Company's matching contributions were $1,205,000, $923,000 and $716,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

Upon the acquisition of ECJC and ECHC, on December 1, 1999, the Company took over the 401(k) plan of ECJC and ECHC. The Company's contributions to the plan are based on a discretionary percentage of employee contributions and may include an additional discretionary amount. The Company's contributions for the period from acquisition through December 31, 1999 totaled $67,000.

13.     COMMITMENTS AND CONTINGENCIES

Litigation

The City of Hammond is a plaintiff in a condemnation proceeding filed in September 1995 in Lake Superior Court in Lake County, Indiana in which the City of Hammond condemned a small parcel of land for the construction of the overpass located near Empress Hammond. This case was transferred on a change in venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury returned a $5.2 million verdict against the City of Hammond. Under the terms of the Development Agreement between Empress Hammond and the City of Hammond, Empress Hammond is responsible for reimbursing the City of Hammond for its costs, fees and any judgments. The City of Hammond appealed this decision to the Indiana appellate court. As a result, it is not yet clear how much, if any, or when, the condemnation award will be paid.

On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former female employees of Empress Joliet, alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former female employees of Empress Joliet and Empress Hammond, and seeks injunctive relief and money damages. Empress denies the allegations in the complaint and intends to vigorously contest this matter. Although Empress has agreed to indemnify the Company with respect to this claim and others, there can be no assurances that such indemnity will be adequate or available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

The Company and its subsidiaries are from time to time, party to legal proceedings arising in the ordinary course of business. The Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

Commitments - Empress Hammond License Requirements

As a condition to its license in Indiana, Empress Hammond made various financial and other commitments to the City of Hammond, Indiana and other Indiana governmental bodies pursuant to a Development Agreement. As of December 31, 1999, approximately $14.5 million of such commitments remained outstanding primarily for commercial development, residential development and the construction of a hotel. In addition, under the terms of the Development Agreement, Empress Hammond is required to make annual payments of approximately $1.3 million for public safety services and other uses as well as an annual payment based on a varying percentage of Empress Hammond's adjusted gross receipts.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Horseshoe Gaming Holding Corp.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Horseshoe Gaming Holding Corp. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 3, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
   March 3, 2000.

                                   SCHEDULE II

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

              Column A                    Column B         Column C      Column D             Column E       Column F
              --------                    --------         --------      --------             --------       --------
                                                          Additions
                                          Balance at      Charged to    Deductions                           Balance at
                                          Beginning       Costs and        from                Other            Close
            Description                   of Period        Expenses      Reserves             Changes         of Period
            -----------                   ---------       ----------    ----------            -------        ----------
Year Ended December 31, 1999

    Allowance for Doubtful Accounts        $10,346        $ 4,643        $ (7,815)(a)        $    3,915(b)     $11,089
                                           =======        =======        ========            ==========        =======


Year Ended December 31, 1998

    Allowance for Doubtful Accounts        $ 8,965        $11,937        $(10,556)(a)        $       --        $10,346
                                           =======        =======        ========            ==========        =======


Year Ended December 31, 1997

    Allowance for Doubtful Accounts        $ 3,452        $ 7,556        $ (2,043)(a)        $       --        $ 8,965
                                           =======        =======        ========            ==========        =======


(a)      Uncollectable accounts written off, net of amounts recovered.

(b)      Includes balances assumed in the Empress Acquisition.

                                  EXHIBIT INDEX

Exhibit                                                                                Sequentially
Number      Description                                                                Numbered Page
------      -----------                                                                -------------
1.1##       Purchase Agreement, dated May 6, 1999, by and among Horseshoe Gaming
            Holding Corp. and the initial purchasers.

2.1++++     First Amendment to Deposit Escrow Agreement, by and among Horseshoe
            Gaming, L.L.C. and Empress Entertainment, Inc., dated March 25,
            1999.

2.2++++     First Amendment to Agreement and Plan of Merger, dated as of March
            25, 1999, to the Agreement and Plan of Merger, dated as of September
            22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming
            (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress
            Acquisition Indiana, Inc., Empress Casino Joliet Corporation,
            Empress Casino Hammond Corporation and Empress Entertainment, Inc.

2.3+++ Agreement and Plan of Merger, dated as of September 2, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc.,
            Empress Acquisition Illinois, Inc., Empress Acquisition Indiana,
            Inc., Empress Casino Joliet Corporation, Empress Casino Hammond
            Corporation and Empress Entertainment, Inc.

2.4##       Subscription and Reorganization Agreement, dated as of April 23,
            1999, by and among Horseshoe Gaming Holding Corp, Horseshoe Gaming,
            L.L.C., Robinson Property Group, Inc., and others listed therein.

2.5###      Second Amendment to Agreement and Plan of Merger, dated as of July
            23, 1999, to the Agreement and Plan of Merger, dated as of September
            22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming
            (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress
            Acquisition Indiana, Inc., Empress Entertainment, Inc., Empress
            Casino Joliet Corporation and Empress Casino Hammond Corporation.

2.6++++ Assumption Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming L.L.C., Horseshoe Gaming (Midwest), Inc., Empress
            Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc.,
            Empress Entertainment, Inc., Empress Casino Joliet Corporation,
            Empress Casino Hammond Corporation, Horseshoe Acquisition Illinois,
            Inc., Horseshoe Acquisition Indiana, Inc., and Horseshoe Gaming
            Holding Corp.

3.1##       Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2##       By-laws of Horseshoe Gaming Holding Corp.

4.1##       Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming
            Holding Corp. and U.S. Trust Company, National Association.

4.2##       Second Supplemental Indenture, dated as of May 11, 1999, to
            Indenture, dated as of October 10, 1995, by and between Horseshoe
            Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S.
            Trust Company, National Association.

4.9*        Intercompany Senior Secured Note due September 30, 2000, executed by
            Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

4.15##      Amendment No. 1 to Second Pledge Agreement, from Jack Binion, B&O
            Development Limited Partnership, JBB Gaming Investments, L.L.C. in favor of United States Trust Company of New York for the benefit of the Holders of 12.75% Senior Notes due September 30, 2000.

4.17##      Amendment No. 1 to Second Pledge Agreement, from Horseshoe Gaming,
            L.L.C. in favor of United States Trust Company of New York for the ratable benefit of the Holders of 12.75% Senior Notes due September
            30, 2000.

4.19## Amendment No. 1 to Second Ship Mortgage on the Whole of the Queen of the Red by Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

4.22##      Amendment No. 1 to Second Deed of Trust, Security Agreement and
            Assignment of Leases and Rents from Robinson Property Group,
            Limited Partnership to Rowan H. Taylor, Jr. for the benefit of
            Horseshoe Gaming, L.L.C. and United States Trust Company of New York for the ratable benefit of the Holders of 12.75% Senior Notes due
            September 30, 2000.

4.24##      Amendment No. 1 to Second Ship Mortgage on the Whole of the
            Horseshoe Casino & Hotel, Tunica executed by Robinson Property Group
            Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe
            Gaming, L.L.C. and United Trust Company of New York.

4.26****    Intercompany Senior Secured Note due September 30, 2000 executed by
            Robinson Property Group Limited Partnership in favor of Horseshoe
            Gaming, L.L.C.

4.27****    Intercompany Senior Secured Note due September 30, 2000 executed by
            Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

4.28+ Purchase Agreement for 9 3/8% Series A Senior Subordinated Notes by and among Horseshoe Gaming, L.L.C. and Robinson Property Group
            Limited Partnership, as

            guarantor, and Wasserstein Perella Securities, Inc. as Initial
            Purchaser.

4.29+       Form of 9 3/8% Senior Subordinated Note due 2007 of Horseshoe
            Gaming, L.L.C.

4.30+       Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming,
            L.L.C., U.S. Trust Company of Texas, N.A., as Trustee, and Robinson
            Property Group Limited Partnership, as guarantor, with respect to the 9 3/8% Senior Subordinated Notes due 2007.

4.31+       Exchange and Registration Rights Agreement, dated as of June 25,
            1997, by and among Horseshoe Gaming, L.L.C., Robinson Property Group
            Limited Partnership and Wasserstein Perella Securities, Inc.

4.32+       Intercompany Senior Secured Note due June 15, 2007 executed by
            Robinson Property Group Limited Partnership in favor of Horseshoe
            Gaming, L.L.C.

4.33+       Intercompany Senior Secured Note due June 15, 2007 executed by
            Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

4.34++      Intercompany Senior Secured Note due June 15, 2000 executed by
            Robinson Property Group Limited Partnership in favor of Horseshoe
            Gaming, L.L.C.

4.35++      Intercompany Senior Secured Note due June 15, 2000 executed by
            Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

4.37## Amendment No. 1 to the Amended and Restated Note Assignment, dated as of May 11, 1999, from Horseshoe Gaming, L.L.C. in favor of the Holders of Senior Secured Credit Facility Notes due September 30,
            2000.

4.51####    Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June
            30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.(1)

4.52++++++  Indenture dated as of June 18, 1998 by and between Empress
            Entertainment, Inc., as issuer, the Guarantors named therein and U.S. Bank National Association as Trustee with respect to Empress' 8
            1/8%, $150 million Senior Subordinated Notes due 2006.

4.53++++++  Supplemental Indenture, dated as of December 1, 1999, among Empress
            Casino Hammond Corporation, Empress Residential, L.L.C. and Empress
            Casino Joliet Corporation (collectively, the "Subsidiary
            Guarantors") with respect to the unconditional guarantee of all of the Company's obligations under Indenture covering the 9 3/8% Senior
            Subordinated Notes due 2007 by the Subsidiary Guarantors.

4.54++++++  Supplemental Indenture, dated as of December 1, 1999, among New
            Gaming Capital Partnership, Horseshoe Entertainment, Horseshoe
            Gaming, L.L.C., Horseshoe GP, Inc., Empress Casino Hammond
            Corporation, Empress Residential, L.L.C., Empress Casino Joliet
            Corporation, Robinson Property Group, Limited Partnership and
            Bossier City Land Corporation (collectively, the "Guaranteeing
            Subsidiaries") with respect to the unconditional guarantee of all of the Company's obligations under Indenture covering the 8 1/8%%
            Senior Subordinated Notes due 2009 by the Guaranteeing Subsidiaries.

4.55++++++  Supplemental Indenture dated as of December 1, 1999, between
            Horseshoe Gaming Holding Corp., to the 9 3/8% Senior Subordinated
            Notes due 2007 and U.S. Trust Company of Texas, N.A.

4.56++++++  Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement,
            dated as of November 18, 1999, by and among Horseshoe Gaming Holding
            Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
            Canadian Imperial Bank of Commerce.

4.57++++++  Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement,
            dated as of November 30, 1999, by and among Horseshoe Gaming Holding
            Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
            Canadian Imperial Bank of Commerce.

4.58++++++  Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement,
            dated as of January 20, 2000, by and among Horseshoe Gaming Holding
            Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
            Canadian Imperial Bank of Commerce.

10.1##      Settlement Term Sheet, dated as of May 19, 1999, by and among Jack
            B. Binion, Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C., Paul R.
            Alanis, Loren Ostrow, John Schreiber and Cliff Kortman.

10.2##      Horseshoe Note Pledge and Security Agreement, dated as of and on May
            11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe
            Gaming, L.L.C. and U.S. Trust Company, National Association.

10.3##      Promissory Note, dated May 11, 1999, from Horseshoe Gaming, L.L.C.
            to Horseshoe Gaming Holding Corp. for $240,349,125.00.

10.4##      Registration Rights Agreement, dated May 11, 1999, by and among
            Horseshoe Gaming Holding


--------

       (1) In accordance with item 601 of Regulation S-K, the Registrant has not filed the schedules to this Agreement with the Securities and Exchange Commission. The Registrant undertakes to supplementally provide a copy of such schedules to the Securities and Exchange Commission upon request.

            Corp. and the initial purchasers.

10.5## Security and Control Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp. and U.S. Trust Company,
            National Association.

10.6##      Guarantee, dated as of May 11, 1999, by Robinson Property Group,
            Limited Partnership for the benefit of Horseshoe Gaming Holding
            Corp.

10.7## Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.

10.8## Stockholders' Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.

10.9*       401(k) Plan of Robinson Property Group Limited Partnership.

10.11+      Second Amended and Restated Employment Agreement, dated as of
            October, 1, 1995, by and between Horseshoe Gaming, Inc. and Walter
            J. Haybert.

10.12*      Employment Agreement, dated January 1, 1996, by and between
            Horseshoe Gaming, Inc. and Paul Alanis.

10.13*      Employment Agreement, dated January 1, 1996, by and between
            Horseshoe Gaming, L.L.C. and Loren S. Ostrow.

10.14+      Second Amended and Restated Employment Agreement, dated as of
            October 1, 1995, by and between Horseshoe Gaming, Inc. and John
            Michael Allen.

10.15+      Second Amended and Restated Employment Agreement, dated as of
            October 1, 1995, by and between Horseshoe Gaming, Inc. and John J.
            Schreiber.

10.16+      1997 Unit Option Plan of Horseshoe Gaming, L.L.C.

10.17++++   Unit Option Agreement, dated as of February 1, 1997, by and between
            Horseshoe Gaming, L.L.C. and Larry Lepinski.

10.18++++   Unit Option Agreement, dated as of February 1, 1997 by and between
            Horseshoe Gaming, L.L.C. and Cliff Kortman.

10.19++++   Warrant Purchase Agreement, dated as of December 21, 1998, by and between Hanwa Co., Ltd. and Horseshoe Gaming, L.L.C.

10.20++++   Settlement Agreement, dated as of December 31, 1998, by and among
            Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Hollywood Park,
            Inc.

10.21++++   Settlement Agreement, dated as of February 3, 1999, by and among
            Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Mike Allen.

10.22++++   Letter Agreement, dated October 19, 1998, by Horseshoe Gaming, Inc.
            and Horseshoe Gaming, L.L.C. and accepted by Walter Haybert.

10.23++++   Letter Agreement, dated January 4, 1999, by Horseshoe Gaming, Inc.
            and Horseshoe Gaming, L.L.C. and accepted by Walter Haybert.

10.24++++   Mutual General Release, dated February 23, 1999, by and among
            Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe GP,
            Inc., Robinson Property Group Limited Partnership, New Gaming
            Capital Partnership, Horseshoe Entertainment, and Nobutaka
            Mutaguchi.

10.25++++   Exclusive License Agreement, dated July 2, 1998, by and between
            Horseshoe Gaming, L.L.C. and Horseshoe License Company.

10.26++++   Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and Gary Border.

10.27++++   Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and Larry Lepinski.

10.28++++   Amended and Restated Employment Agreement, dated October 15, 1998, by and between Horseshoe Gaming, Inc. and Robert McQueen.

10.29++++   Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and Kirk Saylor.

10.30## Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and David Carroll.

10.31## Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and John Moran.

10.32## Employment Agreement, dated as of November 3, 1998, by and between Horseshoe Gaming, Inc. and Roger Wagner.

10.33++++   Unit Option Agreement, dated as of February 1, 1997, by and between
            Horseshoe Gaming, L.L.C. and Urs Vogel.

10.34++++   Unit Option Agreement, dated as of February 1, 1997, by and between
            Horseshoe Gaming, L.L.C. and Glen Buxton.

10.35#      Agreement, dated as of April 21, 1999, by and among Horseshoe
            Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; The Robin Group,
            Inc. and August Robin.

10.36#      Agreement, dated as of April 21, 1999, by and among Horseshoe
            Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; Wendell Piper;
            Cassandra Piper; and Robert E. Piper, Jr.

10.37## Employment Agreement, dated as of January 11, 1999, by and between Horseshoe Gaming, Inc. and Joseph J. Canfora.

10.38## Consulting Agreement, dated as of July 23, 1999, by and between Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.

10.39++++++ Employment Agreement dated as of March 2000, by and between Empress
            Casino Hammond Corporation and Rick Mazer.

10.40++++++ Employment Agreement dated as January 6, 2000, by and between
            Empress Casino Joliet Corporation and David Fendrick.

10.41++++++ Release Agreement dated as July 1, 1999 by and between Horseshoe
            Gaming, L.L.C. and Larry Lepinski.

10.42++++++ Release Agreement dated as July 1, 1999 by and between Horseshoe
            Gaming, L.L.C. and Glenn Buxton.

10.43++++++ Stock Purchase Agreement dated as of July 1, 1999 by and between
            Horseshoe Gaming L.L.C. and Rick Cook.

10.44++++++ Stock Purchase Agreement dated as of August 1, 1999 by and between
            Horseshoe Gaming L.L.C. and Robert McQueen.

10.45++++++ Stock Purchase Agreement dated as of August 1, 1999 by and between
            Horseshoe Gaming L.L.C. and Gary Border.

10.46++++++ Stock Purchase Agreement dated as of August 1, 1999 by and between
            Horseshoe Gaming L.L.C. and Gary Anderson.

10.47++++++ Equity Incentive Plan dated as of January 1, 1999 by and between
            Horseshoe Gaming Holding Corp. and certain employees.

10.48++++++ Promissory Note and Stock Purchase Agreement dated as of November
            30, 1999 by and between Horseshoe Gaming L.L.C. and Alpine
            Associates.

10.49++++++ Promissory Note and Stock Purchase Agreement dated as of November
            30, 1999 by and between Horseshoe Gaming L.L.C. and Bear Stearns
            F/A/O # 2000.

10.50++++++ Promissory Note and Stock Purchase Agreement dated as of November
            30, 1999 by and between Horseshoe Gaming L.L.C. and Matthewson CRUT.

10.51++++++ Promissory Note and Stock Purchase Agreement dated as of November
            30, 1999 by and between Horseshoe Gaming L.L.C. and Nobutaka
            Mutaguchi.

10.52++++++ Promissory Note and Stock Purchase Agreement dated as of November
            30, 1999 by and between Horseshoe Gaming L.L.C. and Post Balanced
            Fund.

10.53++++++ Stock Purchase Agreement dated as of August 1, 1999 by and between
            Horseshoe Gaming L.L.C. and Robert Fechser.

10.54++++++ Stock Purchase Agreement dated as of August 1, 1999 by and between
            Horseshoe Gaming L.L.C. and Doyle Brunson.

10.55++++++ Stock Purchase Agreement dated as of August 1, 1999 by and between
            Horseshoe Gaming L.L.C. and Key Fechser.

10.56++++++ Stock Purchase Agreement dated as of August 1, 1999 by and between
            Horseshoe Gaming L.L.C. and David Reese.

20.1+++     Press Release issued on September 2, 1998 by Horseshoe Gaming,
            L.L.C. announcing that it had executed an agreement to acquire the riverboat gaming operations of Empress Entertainment, Inc.

21.1++++++  Subsidiaries of Horseshoe Gaming Holding Corp.

24.1##      Power of Attorney (included on signature page hereto).

27.1++++++  Financial Data Schedule

99.1##      Form of Letter of Transmittal for Tender of all Outstanding 8 5/8%
            Series A Senior Subordinated Notes Due 2009 in exchange for 8 5/8%
            Series B Senior Subordinated Notes Due 2009 of Horseshoe Gaming
            Holding Corp.

99.2##      Form of Tender for all Outstanding 8 5/8% Series A Senior
            Subordinated Notes Due 2009 in exchange for 8 5/8% Series B Senior
            Subordinated Notes Due 2009 of Horseshoe Gaming Holding Corp.

99.3##      Form of Instruction to Registered Holder from Beneficial Owner of 8
            5/8% Series A Senior Subordinated Notes Due 2009 of Horseshoe Gaming
            Holding Corp.

99.4##      Form of Notice of Guaranteed Delivery for Outstanding 8 5/8% Series
            A Senior Subordinated Notes Due 2009 in exchange for 8 5/8% Series B
            Senior Subordinated Notes Due 2009 of Horseshoe Gaming Holding Corp.


----------
*           Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration
            Statement on Form

**          S-4 (No. 333-0214) (the "1996 Form S-4") filed on January 8, 1996.
            Filed as an Exhibit to Horseshoe Gaming, L.L.C. Amendment No. 1 to the 1996 Form S-4 filed on April 26, 1996.

*** Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q for the Quarter Ended June 30, 1996.

**** Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q for the Quarter Ended March 31, 1997.

+ Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration Statement on Form S-4 (No. 333-33145) filed on August 7, 1997.

++ Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the Year Ended December 31, 1997.

+++ Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 8-K filed on September 12, 1998.

++++ Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1998.

# Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q for the Quarter Ended March 31, 1999.

## Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

### Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp's Form S-4 Registration Statement filed on July 30, 1999.

#### Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp's Form S-4 Registration Statement filed on August 2, 1999.

++ Filed as an Exhibit to Amendment No. 3 to Horseshoe Gaming Holding Corp's Form S-4 Registration Statement filed on August 10, 1999.

++++ Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on December 16, 1999.

++++++      Filed herewith.