Form 10-Q
period 2000-03-31
HORSESHOE GAMING HOLDING CORP
filed 2000-05-15
CIK 1088118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended       March 31, 2000
                                        ---------------------------


                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to ______________

                         Commission file number 333-0214


                         HORSESHOE GAMING HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     88-0425131
--------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


P.O. Box 2339, Joliet IL                                    60434
--------------------------------------------------------------------------------
(Address of principal executive office)                   (ZIP CODE)


                                 (815) 773-0700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                      2300 Empress Drive, Joliet, IL 60436
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ---       ---

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  INDEX                                                                    PAGE
----------                                                                 ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
              March 31, 2000 and December 31, 1999........................  3
         Consolidated Condensed Statements of Operations for the
              three months ended March 31, 2000 and 1999..................  4
         Consolidated Condensed Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999..................  5
         Notes to Consolidated Condensed Financial Statements.............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 10


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................. 11

SIGNATURE ................................................................ 12

PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                   March 31,        December 31,
                                                                     2000              1999
                                                                  -----------       -----------
                                                                  (Unaudited)
                                             ASSETS

Current assets
    Cash and cash equivalents                                     $    95,717       $   118,276
    Restricted cash                                                        --           159,002
    Accounts receivable, net                                           16,160            14,776
    Inventories                                                         3,981             4,168
    Prepaid expenses and other                                          9,997             6,212
                                                                  -----------       -----------
                 Total current assets                                 125,855           302,434
                                                                  -----------       -----------

Property and equipment, net                                           541,046           546,464

Assets held for resale                                                  1,000             1,630

Other, net                                                             88,392            87,996

Goodwill, net                                                         465,954           470,720
                                                                  -----------       -----------

Total assets                                                      $ 1,222,247       $ 1,409,244
                                                                  ===========       ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt                          $    10,643       $   164,245
    Accounts payable                                                   11,486             8,514
    Accrued expenses and other                                        121,942            87,588
                                                                  -----------       -----------
                 Total current liabilities                            144,071           260,347
                                                                  -----------       -----------

Long-term liabilities
    Long-term debt, less current maturities                         1,011,315         1,094,703
    Other long-term liabilities                                         7,840            12,840
                                                                  -----------       -----------
                 Total long-term liabilities                        1,019,155         1,107,543
                                                                  -----------       -----------

Commitments and contingencies

Redeemable ownership interests                                         13,977             6,760

Stockholders' equity
    Common stock, $1.00 par value, 50,000 shares authorized,
       25,000 shares issued, 23,772 shares outstanding                     25                25
    Additional paid-in capital                                         40,605            41,360
    Retained earnings                                                  27,994            16,789
                                                                  -----------       -----------
                                                                       68,624            58,174
    Less 1,228 shares of treasury stock, at cost                      (23,580)          (23,580)
                                                                  -----------       -----------
                 Total stockholders' equity                            45,044            34,594
                                                                  -----------       -----------

Total liabilities and stockholders' equity                        $ 1,222,247       $ 1,409,244
                                                                  ===========       ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               Three Months Ended
                                                   March  31,
                                            -------------------------
                                              2000            1999
                                            ---------       ---------
Revenues
    Casino                                  $ 244,201       $ 112,698
    Food and beverage                          21,130          12,995
    Hotel                                       8,106           8,762
    Retail and other                            5,181           3,135
                                            ---------       ---------
                                              278,618         137,590
    Less:  Promotional allowances             (20,360)        (17,398)
                                            ---------       ---------
       Net revenues                           258,258         120,192
                                            ---------       ---------

Expenses
    Casino                                    135,094          61,252
    Food and beverage                           8,782           4,378
    Hotel                                       1,146             615
    Retail and other                            1,622           2,515
    General and administrative                 30,962          13,992
    Corporate expenses                          7,484           1,702
    Deferred compensation expense               8,449             575
    Depreciation and amortization              20,012           8,585
                                            ---------       ---------
       Total expenses                         213,551          93,614
                                            ---------       ---------

Operating income                               44,707          26,578

Other income (expense)
    Interest expense                          (24,779)        (10,260)
    Interest income                               701             572
    Other, net                                   (146)           (321)
                                            ---------       ---------
       Total other income (expense)           (24,224)        (10,009)
                                            ---------       ---------

Net income                                  $  20,483       $  16,569
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  2000           1999
                                                                ---------       --------
Cash provided by operating activities
    Net income                                                  $  20,483       $ 16,569
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                            20,012          8,585
          Amortization of debt discount, deferred
              finance charges and other                             1,109            676
          Provision for doubtful accounts                           1,075            810
          Gain on sale of assets                                      (11)            --
          Minority interest in loss of subsidiary                      --            312
          Increase in redeemable ownership interests                8,449            575
          Net change in assets and liabilities                     17,233         (5,241)
                                                                ---------       --------
                 Net cash provided by operating activities         68,350         22,286
                                                                ---------       --------

Cash flows from investing activities
    Purchases of property and equipment                            (7,324)        (6,090)
    Proceeds from sale of property and equipment                      661             --
    Increase (decrease) in construction payables                     (608)           763
    Increase in goodwill                                              (99)            --
    Increase in other long-term assets                             (3,572)        (3,072)
                                                                ---------       --------
                 Net cash used in investing activities            (10,942)        (8,399)
                                                                ---------       --------

Cash flows from financing activities
    Repayments on long-term debt                                 (237,049)       (16,175)
    Decrease in restricted cash                                   159,002             --
    Payment of debt issue costs and commitment fees                  (291)            --
    Capital distributions                                          (1,629)            --
    Warrant repurchases                                                --        (34,426)
                                                                ---------       --------
                 Net cash used in financing activities            (79,967)       (50,601)
                                                                ---------       --------

Net change in cash and cash equivalents                           (22,559)       (36,714)

Cash and cash equivalents, beginning of period                    118,276         84,151
                                                                ---------       --------

Cash and cash equivalents, end of period                        $  95,717       $ 47,437
                                                                =========       ========

Supplemental cash flow disclosure:
    Interest paid                                               $  13,949       $ 10,353
    Accrued capital distributions                               $   9,278       $  5,576


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 - Empress Acquisition

        On December 1, 1999, the Company acquired from Empress Entertainment, Inc. ("Empress"), all of the outstanding stock of two of Empress' operating subsidiaries, Empress Casino Hammond Corporation ("Empress Hammond") and Empress Casino Joliet Corporation ("Empress Joliet") for $493.9 million in cash plus transaction costs (the "Empress Merger"). As additional consideration, the Company assumed $150 million of Empress' 8.125% Senior Subordinated Notes due 2006 (the "Empress Notes"). Pursuant to a change in control offer to purchase the Empress Notes at 101% of their principal amount in accordance with the terms of the Indenture, the Company retired all of the Empress Notes in January 2000. Empress Joliet and Empress Hammond continue to operate as wholly owned subsidiaries of the Company.

        The acquisition has been recorded using the purchase method of accounting. The Company is currently in the process of allocating the purchase price among the tangible and intangible assets acquired and the liabilities assumed in the Empress acquisition. The Company estimates the value of other acquired intangibles included in other assets, net in the accompanying consolidated condensed balance sheets are $10.0 million for trademarks and $5.0 million for customer lists, to be amortized over five years. Upon completion of the final purchase price allocation, to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill and amortized over approximately 25 years.

        The following unaudited pro-forma consolidated financial information has been prepared assuming the acquisitions and the debt extinguishment described above had occurred on January 1, 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the period, or as a prediction of results which may occur in the future.

                                            Three months ended
                                              March 31, 1999
                                            ------------------

                   Net revenue                   $225,896
                   Operating income              $ 42,289
                   Net income                    $ 17,541

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Note 3 - Deferred Compensation Expense

        The Company recorded deferred compensation expense of $8.4 million during the quarter ended March 31, 2000 related to the increase in the valuation of ownership interests of: (i) vested put/call options included in certain employment agreements (ii) vested options in the 1997 Unit Option Plan and (iii) vested options in the 1999 Equity Incentive Plan. The increase in valuation for the Company was primarily related to the Empress Merger.


Note 4 - Subsequent Events

         On April 1, 2000, the Company agreed to repurchase ownership interests of approximately 1.0% of the Company from two owners totaling $10.9 million. After deducting for amounts previously advanced to the owners, the remaining balance of $7.1 million will be paid on various dates through April 30, 2005.

PART I    FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (the "Company") and its subsidiaries. The discussion should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto.

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms such as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company's existing and future markets; difficulties in successfully completing the integration with Empress, failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which could cause actual results to differ materially.

RESULTS OF OPERATIONS

         Horseshoe Tunica competes with nine other casinos in the competitive Tunica County, Mississippi market. The Company has begun an expansion of the facility whereby it will move and expand the existing buffet restaurant, add an additional restaurant and utilize the area to be vacated by the current buffet restaurant to add approximately 400 slot machines and 10 table games. The Company estimates the expansion will cost between $40 to $45 million and expects the project to be completed in December 2000.

         Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. A fifth casino, including an all-suite hotel and entertainment complex, is expected to open in the Bossier City/Shreveport market in the fourth quarter of 2000. In addition, one of the existing casinos in that market is expanding their facility by adding a hotel, four restaurants, a convention center, health spa and parking garage. This expansion is also expected to be complete in the fourth quarter of 2000. The impact of these additions on the operating margins of the Horseshoe Bossier City property is uncertain.

         Empress Hammond and Empress Joliet compete with seven other casinos in the Chicago market, which include four casinos on Lake Michigan in northern Indiana and three casinos located in Illinois. In May 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act which could result in one of the ten state-authorized licenses for Illinois being relocated to Rosemont, Illinois. The impact on the operating margins of Empress Hammond and Empress Joliet due to the relocation of a gaming license to the Chicago market is uncertain. The results of operations for the Empress properties are not included in the Company's consolidated condensed statements of operations for the three months ended March 31, 1999, as the merger was completed on December 1, 1999.

Three months ended March 31, 2000 and 1999

         Net revenues for the quarter ended March 31, 2000 were $258.3 million as compared to $120.2 million for the quarter ended March 31, 1999. Operating income for the quarter ended March 31, 2000 was $44.7 million compared to $26.6 million for the quarter ended March 31, 1999. The operating margin decreased in the quarter ended March 31, 2000 to 17.3% of net revenues from 22.1% for the comparable 1999 period. Increased corporate and deferred compensation expenses described below, contributed to the lower operating margin in the March 31, 2000 quarter.

Horseshoe Tunica

         Horseshoe Tunica contributed net revenues of $64.8 million for the quarter ended March 31, 2000 and $59.5 million for the quarter ended March 31, 1999. The increase in net revenues is primarily due to an increase in slot volume. Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $62.0 million and $2.8 million, respectively, for the quarter ended March 31, 2000 and $57.2 million and $2.3 million, respectively, for the quarter ended March 31, 1999. Casino revenue per day increased approximately 7.4% in the quarter ended March 31, 2000 to $682,000 from $635,000 for the comparable 1999 period.

         Operating income before corporate expenses for the quarter ended March 31, 2000 was $20.4 million compared to $16.2 million for the quarter ended March 31, 1999. The operating margin for the quarter ended March 31, 2000 was 31.5% of net revenues compared to 27.2% for the quarter ended March 31, 1999. The increase in operating margins is directly attributed to the increase in slot volume.

Horseshoe Bossier City

         Horseshoe Bossier City contributed net revenues of $65.3 million for the quarter ended March 31, 2000 and $60.7 million for the quarter ended March 31, 1999. The increase in net revenues was primarily due to an increase in slot volume with a small increase in table games volume but offset by the closing of the poker room early in the first quarter of 2000 to make room for approximately 200 additional slot machines. Net revenues include casino revenues and non-casino revenues of $59.8 million and $5.5 million, respectively, for the quarter ended March 31, 2000 and $55.5 million and $5.2 million, respectively, for the quarter ended March 31, 1999. Casino revenue per day increased approximately 6.5% in the quarter ended March 31, 2000 to $657,000 from $617,000 for the comparable 1999 period.

         Operating income before corporate expenses for the quarter ended March 31, 2000 was $12.4 million compared to $11.5 million for the quarter ended March 31, 1999. The operating margin for the quarter ended March 31, 2000 was 19.0% of net revenues, compared with 19.0% for the quarter ended March 31, 1999. The increase in operating income is the result of increased gaming revenues in the first quarter of 2000 as compared to the first quarter of 1999.

Empress Joliet

         Empress Joliet contributed net revenues of $63.0 million for the quarter ended March 31, 2000. Net revenues include casino revenues and non-casino revenues of $59.7 million and $3.3 million, respectively, for the quarter ended March 31, 2000. Casino revenue per day was approximately $656,000 for the quarter ended March 31, 2000.

         Empress Joliet's operating income before corporate expenses for the quarter ended March 31, 2000 was $17.0 million. The operating margin for the quarter ended March 31, 2000 was 26.9% of net revenues.

Empress Hammond

         Empress Hammond contributed net revenues of $64.8 million for the quarter ended March 31, 2000. Net revenues include casino revenues and non-casino revenues of $62.7 million and $2.1 million, respectively, for the quarter ended March 31, 2000. Casino revenue per day was approximately $689,000 for the quarter ended March 31, 2000.

         Empress Hammond's operating income before corporate expenses for the quarter ended March 31, 2000 was $15.6 million. The operating margin for the quarter ended March 31, 2000 was 24.0% of net revenues.

Other

         Corporate expenses increased approximately $5.8 million in the first quarter of 2000 as compared to the first quarter of 1999, primarily due to increased legal and professional fees and charges related to the relocation of the corporate headquarters to Joliet, Illinois, including the expansion of the corporate staff to accommodate the Empress acquisition. The Company anticipates additional relocation costs during the second quarter of 2000.

         Deferred compensation expense increased approximately $7.9 million for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 due to an increase in the valuation of ownership interests due to the Empress acquisition.

         The increase in consolidated depreciation and amortization expense of $11.4 million in the first quarter of 2000 as compared to the first quarter of 1999, is primarily attributable to depreciation on the two new properties added in the Empress acquisition along with the amortization of the goodwill associated with the Empress acquisition. In addition, interest expense increased $14.5 million in the first quarter of 2000 as compared to the comparable period in the prior year due to increased borrowings necessary to fund the Empress acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company had cash and cash equivalents of $95.7 million. During the first quarter of 2000, cash provided by operating activities was $68.4 million and net cash used in investing activities was $10.9 million. During the quarter, the Company repaid $237.0 million of long-term debt, received $159.0 million in proceeds from restricted cash and paid capital distributions of $1.6 million for a net total of approximately $80.0 million used in financing activities. The Company believes that the Company's cash and cash equivalents on hand, cash from operations and available borrowing capacity under its existing revolving credit facility will be adequate to meet the Company's debt service obligations and maintenance capital expenditures commitments for the next twelve months.

SUBSEQUENT EVENTS

         On April 1, 2000, the Company agreed to repurchase ownership interests of approximately 1.0% of the Company from two owners totaling $10.9 million. After deducting for amounts previously advanced to the owners, the remaining balance of $7.1 million will be paid on various dates through April 30, 2005.

         On April 14, 2000, an additional tax distribution dividend of $11.6 million was made to the stockholders of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of March 31, 2000 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit
     Number      Description
     ------      -----------

        3.1#     Certificate of Incorporation of Horseshoe Gaming Holding Corp.

        3.2#     By-laws of Horseshoe Gaming Holding Corp.

       10.1 Purchase Agreement dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Walter J. Haybert

       10.2 Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Walter J. Haybert

       10.3 Purchase Agreement dated April 1, 2000, between Horseshoe Gaming Holding Corp. and G.A. Robinson, III

       10.4 Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding Corp. and G.A. Robinson, III

       27        Financial Data Schedule

-------------

       # Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

       Reports on Form 8-K filed during the quarter:

                On February 11, 2000 Form 8-K/A was filed to amend the December 16, 1999 Form 8-K to include the financial statements of Empress Entertainment, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HORSESHOE GAMING HOLDING CORP.
                                     a Delaware corporation


Date:    May 12, 2000                By:  /s/ Kirk C. Saylor
                                          --------------------------------------
                                          Kirk C. Saylor
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


     Exhibit
     Number      Description
     ------      -----------

        3.1#     Certificate of Incorporation of Horseshoe Gaming Holding Corp.

        3.2#     By-laws of Horseshoe Gaming Holding Corp.

       10.1 Purchase Agreement dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Walter J. Haybert

       10.2 Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Walter J. Haybert

       10.3 Purchase Agreement dated April 1, 2000, between Horseshoe Gaming Holding Corp. and G.A. Robinson, III

       10.4 Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding Corp. and G.A. Robinson, III

       27        Financial Data Schedule

-------------

       # Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.