Form 10-Q
period 2000-06-30
HORSESHOE GAMING HOLDING CORP
filed 2000-08-11
CIK 1088118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  June 30, 2000
                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the transition period from _________________ to _______________


                        Commission file number    333-0214
                                                -------------


                         HORSESHOE GAMING HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               88-0425131
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


      P.O. Box 2339, Joliet, IL                                    60434
---------------------------------------                      -------------------
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

                                 Yes  X     No
                                     ---       ---

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


INDEX                                                                       PAGE
-----                                                                       ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 2000
           and December 31, 1999..........................................    3

         Consolidated Condensed Statements of Operations for the
           three and six months ended June 30, 2000 and 1999..............    4

         Consolidated Condensed Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999........................    5

         Notes to Consolidated Condensed Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   16

Item 6.  Exhibits and Reports on Form 8-K ................................   17

SIGNATURE.................................................................   18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                              June 30,         December 31,
                                                                2000               1999
                                                            -----------        ------------
                                                            (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                $    86,047         $   118,276
   Restricted cash                                                   --             159,002
   Accounts receivable, net                                      14,054              14,776
   Inventories                                                    3,829               4,168
   Prepaid expenses and other                                    11,087               6,212
                                                            -----------         -----------
         Total current assets                                   115,017             302,434
                                                            -----------         -----------

Property and equipment, net                                     541,436             546,464

Assets held for sale                                              1,000               1,630

Other, net                                                       89,235              87,996

Goodwill, net                                                   461,077             470,720
                                                            -----------         -----------
Total assets                                                $ 1,207,765         $ 1,409,244
                                                            ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                     $    10,334         $   164,245
   Accounts payable                                               9,299               8,514
   Accrued expenses and other                                   105,171              87,588
                                                            -----------         -----------
         Total current liabilities                              124,804             260,347
                                                            -----------         -----------

Long-term liabilities
   Long-term debt, less current maturities                    1,028,052           1,094,703
   Other long-term liabilities                                    7,840              12,840
                                                            -----------         -----------
         Total long-term liabilities                          1,035,892           1,107,543
                                                            -----------         -----------

Commitments and contingencies

Redeemable ownership interests                                    8,485               6,760

Stockholders' equity
   Common stock - par value - $1.00, Shares
     authorized - 50,000; Shares issued - 25,000;
     Shares outstanding - 23,526 at June 30, 2000
     and 23,772 at December 31, 1999                                 25                  25
   Additional paid-in capital                                    40,374              41,360
   Retained earnings                                             26,215              16,789
                                                            -----------         -----------
                                                                 66,614              58,174
   Less treasury shares, at cost - 1,474 at June 30,
     2000 and 1,228 at December 31, 1999                        (28,030)            (23,580)
                                                            -----------         -----------
         Total stockholders' equity                              38,584              34,594
                                                            -----------         -----------

Total liabilities and stockholders' equity                  $ 1,207,765         $ 1,409,244
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                   ------------------------      ------------------------
                                                     2000            1999          2000           1999
                                                   ---------      ---------      ---------      ---------
Revenues
   Casino                                          $ 239,912      $ 110,244      $ 484,113      $ 222,942
   Food and beverage                                  20,921         12,159         42,051         25,154
   Hotel                                               8,206          8,656         16,312         17,418
   Retail and other                                    6,484          4,344         11,665          7,479
                                                   ---------      ---------      ---------      ---------
                                                     275,523        135,403        554,141        272,993
   Less:  Promotional allowances                     (21,082)       (15,484)       (41,442)       (32,882)
                                                   ---------      ---------      ---------      ---------
      Net revenues                                   254,441        119,919        512,699        240,111
                                                   ---------      ---------      ---------      ---------
Expenses
   Casino                                            137,366         61,649        272,460        122,901
   Food and beverage                                   8,486          2,949         17,268          7,327
   Hotel                                               1,036          1,025          2,182          1,640
   Retail and other                                    1,943            861          3,565          3,376
   General and administrative                         31,173         18,598         62,135         32,590
   Corporate expenses                                  8,072          2,217         15,556          3,919
   Deferred compensation expense                       1,881         (3,060)        10,330         (2,485)
   Asset write-down                                       --          8,000             --          8,000
   Depreciation and amortization                      19,779          9,729         39,791         18,314
                                                   ---------      ---------      ---------      ---------
      Total expenses                                 209,736        101,968        423,287        195,582
                                                   ---------      ---------      ---------      ---------

Operating income                                      44,705         17,951         89,412         44,529

Other income (expense)
   Interest expense                                  (23,994)       (14,222)       (48,773)       (24,482)
   Interest income                                       566          2,957          1,267          3,529
   Other                                                (456)          (217)          (602)          (538)
                                                   ---------      ---------      ---------      ---------
      Total other income (expense)                   (23,884)       (11,482)       (48,108)       (21,491)
                                                   ---------      ---------      ---------      ---------

Income before extraordinary loss on
   early retirement of debt                           20,821          6,469         41,304         23,038

Extraordinary loss on early retirement of debt            --         (9,649)            --         (9,649)
                                                   ---------      ---------      ---------      ---------
Net income (loss)                                  $  20,821      $  (3,180)     $  41,304      $  13,389
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

                HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Six Months Ended
                                                                           June 30,
                                                                   ------------------------
                                                                     2000           1999
                                                                   ---------      ---------
Cash provided by operating activities
   Net income                                                      $  41,304      $  13,389
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                39,791         18,314
         Amortization of debt discounts, deferred
           finance charges and other                                   2,229          1,339
         Extraordinary loss on early retirement of debt                   --          9,649
         Asset write-down                                                 --          8,000
         Provision for doubtful accounts                               2,126          1,524
         (Gain) or loss on sale of assets                               (717)            84
         Minority interest in income of subsidiary                        --            312
         Increase (decrease) in redeemable ownership interests        10,330         (2,485)
         Net change in assets and liabilities                          1,236          1,147
                                                                   ---------      ---------
              Net cash provided by operating activities               96,299         51,273
                                                                   ---------      ---------

Cash flows from investing activities
   Purchases of property and equipment                               (23,685)        (8,932)
   Proceeds from sale of property and equipment                        2,797             --
   Increase (decrease) in construction payables                        3,331         (1,520)
   Goodwill                                                              (63)          (232)
   Net increase in other assets                                       (5,871)        (6,721)
                                                                   ---------      ---------
              Net cash used in investing activities                  (23,491)       (17,405)
                                                                   ---------      ---------
Cash flows from financing activities
Proceeds from long-term debt, net of debt issue
  costs of 24,830 in 1999                                             12,000        582,671
   Increase in debt issue costs                                         (291)        (9,691)
   Increase in secured proceeds account                                   --       (344,859)
   Distribution to minority shareholders                                  --           (842)
   Repayments on long-term debt                                     (242,240)      (247,930)
   Decrease in restricted cash                                       159,002             --
   Capital distributions                                             (33,508)       (10,616)
   Warrant repurchases                                                    --        (34,426)
                                                                   ---------      ---------
               Net cash used in financing activities                (105,037)       (65,693)
                                                                   ---------      ---------
Net change in cash and cash equivalents                              (32,229)       (31,825)

Cash and cash equivalents, beginning of period                       118,276         84,151
                                                                   ---------      ---------
Cash and cash equivalents, end of period                           $  86,047      $  52,326
                                                                   =========      =========
Supplemental cash flow disclosure
   Interest paid                                                   $  53,211      $  21,299
   Note receivable related to sale of hotel                        $   2,000      $      --

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 - Action by Illinois Gaming Board

         On November 30, 1999, the Illinois Gaming Board ("IGB") approved the acquisition of the Empress Casino in Joliet, IL ("Empress Joliet") by the Company (see Note 3 - Empress Acquisition), placing certain conditions on its decision. One of the conditions was the completion of the investigation and approval of all key persons of the Company. As a result of their investigation, on June 30, 2000, the IGB issued its initial decision and directed the Administrator to issue a Notice of Denial to Empress Joliet, denying its application for renewal of its Owner's License. On July 19, 2000, Empress Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, the Company has filed an appeal and submitted a request for an administrative hearing before an administrative law judge appointed by the IGB. The Company intends to vigorously contest the decision of the IGB. Empress Joliet's existing license will continue in full force and effect until the final decision on the application has been made. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner.

Note 3 - Empress Acquisition

         On December 1, 1999, the Company acquired from Empress Entertainment, Inc. ("Empress"), all of the outstanding stock of two of Empress' operating subsidiaries, Empress Casino Hammond Corporation ("Empress Hammond") and Empress Casino Joliet Corporation ("Empress Joliet") for $493.9 million in cash plus transaction costs (the "Empress Acquisition"). As additional consideration, the Company assumed $150 million of Empress' 8.125% Senior Subordinated Notes due 2006 (the "Empress Notes"). Pursuant to a change in control offer to purchase the Empress Notes at 101% of their principal amount in accordance with the terms of the Indenture, the Company retired all of the Empress Notes in January 2000. Empress Joliet and Empress Hammond continue to operate as wholly owned subsidiaries of the Company.

         The acquisition has been recorded using the purchase method of accounting. The Company is in the process of allocating the purchase price among the tangible and intangible assets acquired and the liabilities assumed in the Empress acquisition. The Company estimates the value of other acquired intangibles included in other assets, net in the accompanying consolidated condensed balance sheets are $10.0 million for trademarks and $5.0 million for customer lists, to be amortized over five years. Upon completion of the final purchase price allocation, to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill and amortized over 25 years.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

Note 3 - Empress Acquisition (continued)

        The following unaudited pro-forma consolidated financial information has been prepared assuming the acquisitions and the debt extinguishment described above had occurred on January 1, 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the period, or as a prediction of results which may occur in the future (in thousands).

                                        Three months ended    Six months ended
                                          June 30, 1999        June 30, 1999
                                        ------------------    ---------------
        Net revenues                        $230,990              $456,886
        Operating income                    $ 35,224              $ 77,513
        Net income                          $    427              $ 17,968

Note 4 - Deferred Compensation Expense

         The Company recorded deferred compensation expense of $1.9 million and $10.3 million during the three and six months ended June 30, 2000, respectively, and recorded a reduction of deferred compensation expense of $3.1 million and $2.5 million for the three and six months ended June 30, 1999, respectively. These items relate to the increase or decrease in the valuation of ownership interests of: (i) vested put/call options included in certain employment agreements; (ii) vested options in the 1997 Unit Option Plan; and (iii) vested options and stock appreciation rights in the 1999 Equity Incentive Plan (see
Note 5-Ownership Transactions). The increase in valuation in 2000 was primarily related to the Empress Acquisition .

Note 5 - Ownership Transactions

         On April 1, 2000, the Company agreed to repurchase ownership interests of approximately 1.0% of the Company from two owners totaling $10.9 million. After deducting for amounts previously advanced to the owners, the remaining balance of $7.1 million will be paid on various dates through April 30, 2005.

         In May 1999, the Company purchased redeemable ownership interests comprising an aggregate 7.2% of the Company from five former employees for an aggregate purchase price of $39.0 million. In June 1999, the first installment of approximately $11.5 million was paid with the remaining amount to be paid over a period not to exceed four years. The notes receivable from these employees were fully paid as a result of this transaction. Operating results for the three and six months ended June 30, 1999 include a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests.

         In April 1999, the Company exercised an option to purchase an 8.08% limited partnership interest in Horseshoe Entertainment (the remaining interest not held by New Gaming Capital Partnership, L.P., a wholly owned subsidiary of the Company) for total consideration of approximately $30.6 million, which includes payments for goodwill, a non-compete covenant, consents and the release of claims. The consideration for the repurchase consisted of cash, payables to the former limited partners, and offsets against the negative capital account balances of the former limited partners.

         In January 1999, the Company repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest in the Company from its largest stockholder for an exercise price of $510,000. Upon acquisition, the Company exercised the warrants and retired the shares acquired from the shareholder. The total cost of the warrants, including fees, expenses and exercise price, was approximately $34.4 million, which was recorded as a reduction in stockholders' equity in the first six months of 1999.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

Note 6 - Asset Write-down

         During the second quarter of 1999, the Company recorded an additional $8.0 million charge to adjust the carrying value of a riverboat held for sale, to an estimated net realizable value of $4.0 million. In May 1999, the Illinois Legislature passed a bill allowing dockside gaming and eliminated the need for cruising vessels. This additional charge was made to reflect the current market conditions for idle riverboats and was based on recent market information concerning riverboat sales.

Note 7 - Extraordinary Loss

         In May 1999, the Company consummated a tender offer for its 12 3/4% senior notes due 2000 of which $128.6 million were outstanding prior to the tender offer. Substantially all of the senior notes were tendered in the tender offer. In the second quarter of 1999, the Company recognized an extraordinary loss of $9.6 million in conjunction with the tender offer.

Note 8 - Contingencies

         As discussed in Note 2 above, the Company has received a Notice of Denial of License Renewal from the Illinois Gaming Board related to its Empress Joliet casino. In response to the denial, the Company has filed an appeal and submitted a request for an administrative hearing before an administrative law judge appointed by the IGB. If the judge upholds the ruling, the Company can take the case to an Illinois Appellate Court and from there to the State Supreme Court. The Company intends to vigorously contest the decision of the IGB. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner. Gaming regulators in Louisiana, Mississippi, Indiana and Nevada are currently reviewing the IGB's decision.

         The City of Hammond, Indiana (the "City") is a plaintiff in a condemnation proceeding filed in September 1995, in the Lake Superior Court in Lake County, Indiana, in which the City condemned a small parcel of land for the construction of the overpass located near Empress Hammond. The case was transferred on a change of venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury awarded a $5.2 million verdict against the City. Under the terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City for its costs, fees and any judgment. Empress Entertainment, Inc. has agreed to indemnify Empress Hammond with respect to this claim and others up to an aggregate amount of $7 million. The City of Hammond appealed the decision to the Indiana Appellate Court, which affirmed the decision on August 8, 2000. The City of Hammond intends to appeal the decision to the Indiana Supreme Court, and as a result, it is not yet clear how much, or when the condemnation award will be paid.

         On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former employees of Empress Joliet alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title XII of the Civil Rights Act of 1964, and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former employees of Empress Joliet and Empress Hammond, and seeks injunctive and monetary relief. Empress denies the allegations in the complaint and the Court has denied the plaintiff's request to certify a class for similarly situated current and former employees. Empress intends to vigorously contest the remaining allegations in the complaint. Although Empress Entertainment, Inc. has agreed to indemnify the company with respect to this claim and others, there can be no assurance that such indemnity will be adequate or available to the Company.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

Note 8 - Contingencies (continued)

         On June 2, 2000, a lawsuit was filed against Empress Hammond and the Company on behalf of current and former employees of Empress Hammond alleging that Empress Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the Empress III, which is the gaming vessel operating in Hammond, Indiana. The lawsuit alleges certain tort claims based on poor air quality and seeks certification as a class on behalf of similarly situated current and former employees of Empress Hammond. Empress Hammond and the Company deny the allegations in the complaint and intend to vigorously contest this matter. Empress Hammond and the Company have demanded indemnification with respect to this claim from Empress Entertainment, Inc., but there can be no assurance that such indemnity will be adequate or available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

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

         On November 30, 1999, the Illinois Gaming Board ("IGB") approved the acquisition of the Empress Casino in Joliet, IL ("Empress Joliet") by the Company placing certain conditions on its decision. One of these conditions was the completion of the investigation and approval of all key persons of the Company. As a result of their investigation, on June 30, 2000, the IGB issued its initial decision and directed the Administrator to issue a Notice of Denial to Empress Joliet, denying its application for renewal of its Owner's License. On July 19, 2000, Empress Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, the Company has filed an appeal and submitted a request for an administrative hearing before an administrative law judge appointed by the IGB. The Company intends to vigorously contest the decision of the IGB. Empress Joliet's existing license will continue in full force and effect until the final decision on the application has been made. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner.

RESULTS OF OPERATIONS

         Results of operations include the consolidated results of Horseshoe Tunica and Horseshoe Bossier City, and Empress Hammond and Empress Joliet from the date of their acquisition on December 1, 1999.

         Horseshoe Tunica competes with nine other casinos in the competitive Tunica County, Mississippi market. Horseshoe Tunica is expanding its facility whereby it will move and expand the existing buffet restaurant, add an additional restaurant and utilize the area to be vacated by the current buffet restaurant to add approximately 475 slot machines and 10 table games. The Company estimates the expansion will cost between $38 to $40 million and expects to complete the project in December 2000. The expansion is being funded through operating cash flow.

         Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. A fifth casino, including an all-suite hotel and entertainment complex, is expected to open in the Bossier City/Shreveport market late in the fourth quarter of 2000. In addition, one of the existing casinos in that market is expanding their facility by adding a hotel, four restaurants, a convention center, health spa and parking garage. This expansion is expected to be completed in the first quarter of 2001. The impact of these additions on the operating margins of the Horseshoe Bossier City property is uncertain.

         Empress Hammond and Empress Joliet compete with seven other casinos in the Chicago market, which include four casinos on Lake Michigan in northern Indiana and three casinos located in Illinois. In May 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act that could result in one of the ten state-authorized licenses for Illinois being relocated to Rosemont, Illinois. The impact on the operating margins of Empress Hammond and Empress Joliet due to the relocation of a gaming license to the Chicago market is uncertain.

Three months ended June 30, 2000 and 1999

         Net revenues for the quarter ended June 30, 2000 were $254.4 million as compared to $119.9 million for the quarter ended June 30, 1999. Operating income for the quarter ended June 30, 2000 was $44.7 million compared to $18.0 million for the quarter ended June 30, 1999. The operating margin increased in the quarter ended June 30, 2000 to 18% of net revenues from 15% for the comparable 1999 period. Excluding corporate expense, deferred compensation expense and asset write-down (all discussed below), operating margins were 21% of net revenues for both the quarters ended June 30, 2000 and June 30, 1999.

         The Company's net revenues include casino revenues and non-casino revenues of $239.9 million and $14.5 million, respectively, for the quarter ended June 30, 2000 and $110.2 million and $9.7 million, respectively, for the quarter ended June 30, 1999. Casino revenue per day increased approximately 118% in the second quarter of 2000 to $2.6 million from $1.2 million in the comparable 1999 period. Excluding the Empress properties, which were acquired in December 1999, casino revenue per day increased approximately 11% in the second quarter of 2000 to $1.3 million from $1.2 million in the second quarter of 1999.

Horseshoe Tunica

         Horseshoe Tunica contributed net revenues of $62.6 million for the quarter ended June 30, 2000 and $58.1 million for the quarter ended June 30, 1999. The increase in net revenues is primarily due to an increase in slot volume. Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $60.2 million and $2.4 million, respectively, for the quarter ended June 30, 2000 and $55.3 million and $2.8 million, respectively, for the quarter ended June 30, 1999. Casino revenue per day increased approximately 9% in the quarter ended June 30, 2000 to $662,000 from $607,000 for the comparable 1999 period.

         Operating income before corporate expenses for the quarter ended June 30, 2000 was $17.9 million compared to $16.2 million for the quarter ended June 30, 1999. The operating margin for the quarter ended June 30, 2000 was 29% of net revenues compared to 28% for the quarter ended June 30, 1999. The increase in operating margins is primarily attributable to the increase in slot volume, but partially offset by a 12% increase in complimentaries in the second quarter of 2000.

Horseshoe Bossier City

         Horseshoe Bossier City contributed net revenues of $68.4 million for the quarter ended June 30, 2000 and $60.7 million for the quarter ended June 30, 1999. The increase in net revenues was primarily due to an increase in slot volume. This volume increase can partially be contributed to the approximately 200 additional slot machines that were added to the gaming floor upon the closure of the poker room in the first quarter of 2000. Net revenues include casino revenues and non-casino revenues of $62.3 million and $6.1 million, respectively, for the quarter ended June 30, 2000 and $55.0 million and $5.7 million, respectively, for the quarter ended June 30, 1999. Casino revenue per day increased approximately 13% in the quarter ended June 30, 2000 to $685,000 from $604,000 for the comparable 1999 period. Non-casino revenues include a $707,000 gain on the sale of an off-site hotel in the second quarter of 2000.

         Operating income before corporate expenses and asset write-down for the quarter ended June 30, 2000 was $13.4 million compared to $8.9 million for the quarter ended June 30, 1999. The operating margin for the quarter ended June 30, 2000 was 20% of net revenues, compared with 15% for the quarter ended June 30, 1999. The increase in operating income is primarily the result of increased slot revenues coupled with a 4% decline in complimentaries in the second quarter of 2000 as compared to the second quarter of 1999.

         Hotel revenue at Horseshoe Bossier City decreased 19% in the quarter ended June 30, 2000 as compared to the second quarter of 1999 primarily due to a reduction in the direct mail programs that were in effect in the prior year period coupled with a decrease in the average daily room rate.

Empress Joliet

         Empress Joliet contributed net revenues of $62.5 million for the quarter ended June 30, 2000 versus $49.3 million for the comparable 1999 quarter. Net revenues include casino revenues and non-casino revenues of $59.4 million and $3.1 million, respectively, for the quarter ended June 30, 2000 and $46.0 million and $3.3 million, respectively, for the quarter ended June 30, 1999. Casino revenue per day increased approximately 29% to $653,000 for the quarter ended June 30, 2000 from $506,000 per day in the comparable 1999 period. Empress Joliet's results have been aided by the June 1999 conversion to dockside gaming.

         Empress Joliet's operating income before corporate expenses for the quarter ended June 30, 2000 was $16.5 million compared to $10.5 million for the quarter ended June 30, 1999. The operating margin for the quarter ended June 30, 2000 was 26% of net revenues, compared to 21% for the quarter ended June 30, 1999.

Empress Hammond

         Empress Hammond contributed net revenues of $60.0 million for the quarter ended June 30, 2000 as compared to $63.0 million for the quarter ended June 30, 1999. Net revenues include casino revenues and non-casino revenues of $58.0 million and $2.0 million, respectively, for the quarter ended June 30, 2000 and $60.0 million and $3.0 million, respectively, for the quarter ended June 30, 1999. Casino revenue per day decreased approximately 3% to $637,000 for the quarter ended June 30, 2000 from $659,000 per day in the comparable 1999 period.

         Empress Hammond's operating income before corporate expenses for the quarter ended June 30, 2000 was $11.2 million compared to $16.2 million for the quarter ended June 30, 1999. The operating margin for the quarter ended June 30, 2000 was 19% of net revenues compared to 26% for the quarter ended June 30, 1999. Empress Hammond results were impacted late in the second quarter of 2000 by construction disruption associated with the reconfiguration of the gaming floor. Renovations at the Empress Hammond property are scheduled to be completed in the fourth quarter of 2000. In addition, operating margins in the second quarter of 2000 have been affected by additional expenditures to bring the recently acquired Empress properties up to the Company's operating standards and service levels.

Other

         Corporate expenses increased approximately $5.9 million in the second quarter of 2000 as compared to the second quarter of 1999, primarily due to increased legal and professional fees and charges related to the relocation of the corporate headquarters to Joliet, Illinois, including the expansion of the corporate staff to accommodate the Empress acquisition.

         Deferred compensation expense increased approximately $4.9 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due to an increase in the valuation of ownership interests as a result of the Empress acquisition.

         The increase in consolidated depreciation and amortization expense of $10.1 million in the second quarter of 2000 as compared to the second quarter of 1999 is primarily attributable to both depreciation on the two new Empress properties and the amortization of the goodwill associated with the Empress acquisition. In addition, interest expense increased $9.8 million in the second quarter of 2000 as compared to the comparable period in the prior year due to increased borrowings necessary to fund the Empress acquisition.

         During the second quarter of 1999, the Company recorded an additional $8.0 million charge to adjust the carrying value of a riverboat held for sale to an estimated net realizable value of $4.0 million. This additional charge was made to reflect the current market conditions for idle riverboats and was based on recent market information concerning riverboat sales.

Six months ended June 30, 2000 and 1999

         Net revenues for the six months ended June 30, 2000 were $512.7 million, compared to $240.1 million for the comparable period in 1999. Operating income increased to $89.4 million for the six months ended June 30, 2000, from $44.5 million for the comparable 1999 period. The operating margin decreased in the six months ended June 30, 2000 to 17% of net revenue from 18% for the comparable 1999 period. The decrease in operating margins is the result of higher corporate expenses and deferred compensation charges (discussed below) in the 2000 period. Corporate and deferred compensation expenses totaled 5% of net revenues in the first six months of 2000 while these items plus the write-down of the riverboat, amounted to 4% of net revenues in the comparable 1999 period.

         The Company's net revenues include casino revenues and non-casino revenues of $484.1 million and $28.6 million, respectively, for the six months ended June 30, 2000 and $222.9 million and $17.2 million, respectively, for the six months ended June 30, 1999. Casino revenue per day increased approximately 116% in 2000 to $2.6 million from $1.2 million in 1999. Excluding the Empress properties, casino revenue per day increased approximately 9% in the first six months of 2000 to $1.3 million from $1.2 million in the first six months of 1999.

Horseshoe Tunica

         Horseshoe Tunica contributed net revenues of $127.4 million for the six months ended June 30, 2000 and $117.5 million for the quarter ended June 30, 1999. The increase in net revenues is primarily due to an increase in slot volume. Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $122.2 million and $5.2 million, respectively, for the six months ended June 30, 2000 and $112.4 million and $5.1 million, respectively, for the six months ended June 30, 1999. Casino revenue per day increased approximately 8% in the six months ended June 30, 2000 to $672,000 from $621,000 for the comparable 1999 period.

         Operating income before corporate expenses for the six months ended June 30, 2000 was $38.3 million compared to $32.4 million for the six months ended June 30, 1999. The operating margin for the six months ended June 30, 2000 was 30% of net revenues compared to 28% for the six months ended June 30, 1999. The increase in operating margins is directly attributable to the increase in slot volume.

Horseshoe Bossier City

         Horseshoe Bossier City contributed net revenues of $133.7 million for the six months ended June 30, 2000 and $121.4 million for the six months ended June 30, 1999. The increase in net revenues was primarily due to an increase in slot volume. This volume increase can partially be contributed to the approximately 200 additional slot machines that were added to the gaming floor upon the closure of the poker room in the first quarter of 2000. Net revenues include casino revenues and non-casino revenues of $122.1 million and $11.6 million, respectively, for the six months ended June 30, 2000 and $110.5 million and $10.9 million, respectively, for the six months ended June 30, 1999. Casino revenue per day increased approximately 10% in the six months ended June 30, 2000 to $671,000 from $611,000 for the comparable 1999 period. Non-casino revenues include a $707,000 gain on the sale of an off-site hotel in the first half of 2000.

         Operating income before corporate expenses and asset write-down for the six months ended June 30, 2000 was $25.8 million compared to $20.4 million for the six months ended June 30, 1999. The operating margin for the six months ended June 30, 2000 was 19% of net revenues, compared with 17% for the six months ended June 30, 1999. The increase in operating income is primarily the result of increased slot revenues coupled with a 15% decline in complimentaries in the first half of 2000 as compared to the first half of 1999.

         Hotel revenue at Horseshoe Bossier City decreased 20% in the first half of 2000 as compared to the first half of 1999 primarily due to a reduction in the direct mail programs that were in effect in the prior year period coupled with a decrease in the average daily room rate.

Empress Joliet

         Empress Joliet contributed net revenues of $125.5 million for the six months ended June 30, 2000 versus $93.3 million for the comparable 1999 period. Net revenues include casino revenues and non-casino revenues of $119.1 million and $6.4 million, respectively, for the six months ended June 30, 2000 and $87.3 million and $6.0 million, respectively, for the six months ended June 30, 1999. Casino revenue per day increased approximately 36% to $654,000 for the six months ended June 30, 2000 from $483,000 per day in the comparable 1999 period. Empress Joliet's results have been aided by the June 1999 conversion to dockside gaming.

         Empress Joliet's operating income before corporate expenses for the six months ended June 30, 2000 was $33.5 million compared to $20.5 million for the six months ended June 30, 1999. The operating margin for the six months ended June 30, 2000 was 27% of net revenues, compared to 22% for the six months ended June 30, 1999.

Empress Hammond

         Empress Hammond contributed net revenues of $124.9 million for the six months ended June 30, 2000 as compared to $123.5 million for the six months ended June 30, 1999. Net revenues include casino revenues and non-casino revenues of $120.7 million and $4.2 million, respectively, for the six months ended June 30, 2000 and $117.5 million and $6.0 million, respectively, for the six months ended June 30, 1999. Casino revenue per day increased approximately 2% to $663,000 for the six months ended June 30, 2000 from $649,000 per day in the comparable 1999 period.

         Empress Hammond's operating income before corporate expenses for the six months ended June 30, 2000 was $26.8 million compared to $31.3 million for the six months ended June 30, 1999. The operating margin for the six months ended June 30, 2000 was 21% of net revenues compared to 25% for the six months ended June 30, 1999. Empress Hammond results were impacted late in the first half of 2000 by construction disruption associated with the reconfiguration of the gaming floor. Renovations at the Empress Hammond property are scheduled to be complete in the fourth quarter of 2000. In addition, operating margins in the first six months of 2000 have been affected by additional expenditures to bring the recently acquired Empress properties up to the Company's operating standards and service levels.

Other

         Corporate expenses increased approximately $11.6 million in the first half of 2000 as compared to the first half of 1999, primarily due to increased legal and professional fees and charges related to the relocation of the corporate headquarters to Joliet, Illinois, including the expansion of the corporate staff to accommodate the Empress acquisition.

         Deferred compensation expense increased approximately $12.8 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to an increase in the valuation of ownership interests as a result of the Empress acquisition.

         The increase in consolidated depreciation and amortization expense of $21.5 million in the first half of 2000 as compared to the first half of 1999 is primarily attributable to both depreciation on the two new Empress properties and the amortization of the goodwill associated with the Empress acquisition. In addition, interest expense increased $24.3 million in the first half of 2000 as compared to the comparable period in the prior year due to increased borrowings necessary to fund the Empress acquisition.

         During the first half of 1999, the Company recorded an additional $8.0 million charge to adjust the carrying value of a riverboat held for sale to an estimated net realizable value of $4.0 million. This additional charge was made to reflect the current market conditions for idle riverboats and was based on recent market information concerning riverboat sales.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had cash and cash equivalents of $86.0 million. During the first six months of 2000, cash provided by operating activities was $96.3 million and net cash used in investing activities was $23.5 million. During the period, the Company had a net repayment of long-term debt of $230.2 million, received $159.0 million in proceeds from restricted cash and paid capital distributions of $33.5 million. The Company believes that the Company's cash and cash equivalents on hand, cash from operations and available borrowing capacity under its existing revolving credit facility will be adequate to meet the Company's debt service obligations and capital expenditures commitments for the next twelve months.

CONTINGENCIES

         The Company has received a Notice of Denial of License Renewal from the Illinois Gaming Board related to its Empress Joliet casino. In response to the denial, the Company has filed an appeal and submitted a request for an administrative hearing before an administrative law judge appointed by the IGB. If the judge upholds the ruling, the Company can take the case to an Illinois Appellate Court and from there to the state Supreme Court. The Company intends to vigorously contest the decision of the IGB. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner. Regulators in Louisiana, Mississippi, Indiana and Nevada are currently reviewing the IGB's decision.

         The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of June 30, 2000 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The City of Hammond, Indiana (the "City") is a plaintiff in a condemnation proceeding filed in September 1995, in the Lake Superior Court in Lake County, Indiana, in which the City condemned a small parcel of land for the construction of the overpass located near Empress Hammond. The case was transferred on a change of venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury awarded a $5.2 million verdict against the City. Under the terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City for its costs, fees and any judgment. Empress Entertainment, Inc. has agreed to indemnify Empress Hammond with respect to this claim and others up to an aggregate amount of $7 million. The City of Hammond appealed the decision to the Indiana Appellate Court, which affirmed the decision on August 8, 2000. The City of Hammond intends to appeal the decision to the Indiana Supreme Court, and as a result, it is not yet clear how much, or when the condemnation award will be paid.

         On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former employees of Empress Joliet alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title XII of the Civil Rights Act of 1964, and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former employees of Empress Joliet and Empress Hammond, and seeks injunctive and monetary relief. Empress denies the allegations in the complaint and the Court has denied the plaintiff's request to certify a class for similarly situated current and former employees. Empress intends to vigorously contest the remaining allegations in the complaint. Although Empress Entertainment, Inc. has agreed to indemnify the company with respect to this claim and others, there can be no assurance that such indemnity will be adequate or available to the Company.

         On June 2, 2000, a lawsuit was filed against Empress Hammond and the Company on behalf of current and former employees of Empress Hammond alleging that Empress Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the Empress III, which is the gaming vessel operating in Hammond, Indiana. The lawsuit alleges certain tort claims based on poor air quality and seeks certification as a class on behalf of similarly situated current and former employees of Empress Hammond. Empress Hammond and the Company deny the allegations in the complaint and intend to vigorously contest this matter. Empress Hammond and the Company have demanded indemnification with respect to this claim from Empress Entertainment, Inc., but there can be no assurance that such indemnity will be adequate or available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit
        Number                       Description
        --------                     -----------
          3.1#    Certificate of Incorporation of Horseshoe Gaming Holding Corp.

          3.2#    By-laws of Horseshoe Gaming Holding Corp.

         27*      Financial Data Schedule

         99.1* Verified Request for Hearing on the Illinois Gaming Board's July 19, 2000 Notice of Denial of License Renewal for Empress Casino Joliet

-----------------
        # Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

        *  Included herein.

Reports on Form 8-K filed during the quarter:

        None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HORSESHOE GAMING HOLDING CORP.
                                       a Delaware corporation


Date: August 11, 2000                  By: /s/ Kirk C. Saylor
                                           -------------------------------------
                                           Kirk C. Saylor
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
          3.1#    Certificate of Incorporation of Horseshoe Gaming Holding Corp.

          3.2#    By-laws of Horseshoe Gaming Holding Corp.

         27*      Financial Data Schedule

         99.1* Verified Request for Hearing on the Illinois Gaming Board's July 19, 2000 Notice of Denial of License Renewal for Empress Casino Joliet

      --------------
        # Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

        *  Included herein.