Form 10-Q
period 2000-09-30
HORSESHOE GAMING HOLDING CORP
filed 2000-11-14
CIK 1088118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended         September 30, 2000
                                      -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________________ to ____________________


                      Commission file number    333-0214
                                              -------------


                         HORSESHOE GAMING HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               88-0425131
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


      P.O. Box 2339, Joliet, IL                                     60434
---------------------------------------                       ------------------
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

                                   Yes  X     No
                                       ---        ---

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
           September 30, 2000 and December 31,1999.......................    3

         Consolidated Condensed Statements of Operations for the
           three and nine months ended September 30, 2000 and 1999.......    4

         Consolidated Condensed Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999.................    5

         Notes to Consolidated Condensed Financial Statements............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   15

Item 6.  Exhibits and Reports on Form 8-K................................   16

SIGNATURE         .......................................................   17

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE)

                                                                  September 30,       December 31,
                                                                     2000                1999
                                                                  ------------        -----------
                                                                  (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                      $    80,077         $   118,276
   Restricted cash                                                         --             159,002
   Accounts receivable, net                                            15,817              14,776
   Inventories                                                          3,969               4,168
   Prepaid expenses and other                                           9,146               6,212
                                                                  -----------         -----------
         Total current assets                                         109,009             302,434
                                                                  -----------         -----------

Property and equipment, net                                           529,699             546,464

Asset held for sale                                                        --               1,630

Other assets, net                                                      79,158              87,996

Goodwill, net                                                         480,768             470,720
                                                                  -----------         -----------
Total assets                                                      $ 1,198,634         $ 1,409,244
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                           $    12,756         $   164,245
   Accounts payable                                                    19,867               8,514
   Accrued expenses and other                                         119,160              87,588
                                                                  -----------         -----------
         Total current liabilities                                    151,783             260,347
                                                                  -----------         -----------
Long-term liabilities
   Long-term debt, less current maturities                            976,390           1,094,703
   Other long-term liabilities                                          9,746              12,840
                                                                  -----------         -----------
         Total long-term liabilities                                  986,136           1,107,543
                                                                  -----------         -----------

Commitments and contingencies

Redeemable ownership interests                                          5,220               6,760

Stockholders' equity
   Common stock - par value - $0.01, Shares authorized
     - 50,000; Shares issued  - 25,000; Shares outstanding
     - 23,526 at September 30, 2000 and 23,772 at
     December 31, 1999                                                     --                  --
   Additional paid-in capital                                          41,091              41,385
   Retained earnings                                                   42,434              16,789
                                                                  -----------         -----------
                                                                       83,525              58,174
   Treasury shares, at cost - 1,474 at September 30, 2000
     and 1,228 at December 31, 1999                                   (28,030)            (23,580)
                                                                  -----------         -----------
         Total stockholders' equity                                    55,495              34,594
                                                                  -----------         -----------
Total liabilities and stockholders' equity                        $ 1,198,634         $ 1,409,244
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                    -------------------------       -------------------------
                                                      2000            1999             2000            1999
                                                    ---------       ---------       ---------       ---------
Revenues
   Casino                                            $247,396       $ 115,096       $ 731,509       $ 338,038
   Food and beverage                                   22,394          12,661          64,445          37,815
   Hotel                                                8,172           8,272          24,484          25,690
   Retail and other                                     5,525           3,012          17,190          10,491
                                                    ---------       ---------       ---------       ---------
                                                      283,487         139,041         837,628         412,034
   Promotional allowances                             (22,694)        (15,461)        (64,136)        (48,343)
                                                    ---------       ---------       ---------       ---------
      Net revenues                                    260,793         123,580         773,492         363,691
                                                    ---------       ---------       ---------       ---------

Expenses
   Casino                                             141,504          63,711         413,964         186,612
   Food and beverage                                    8,959           4,077          26,227          11,404
   Hotel                                                1,042             939           3,224           2,579
   Retail and other                                     1,744           1,640           5,309           5,016
   General and administrative                          31,984          17,841          94,119          50,431
   Corporate expenses                                  15,167           1,989          30,723           5,908
   Deferred compensation                               (2,957)             39           7,373          (2,446)
   (Gain) write-down on asset held for sale            (1,563)             --          (1,563)          8,000
   Depreciation and amortization                       20,636          10,179          60,427          28,493
                                                    ---------       ---------       ---------       ---------
      Total expenses                                  216,516         100,415         639,803         295,997
                                                    ---------       ---------       ---------       ---------

Operating income                                       44,277          23,165         133,689          67,694

Other income (expense)
   Interest expense                                   (23,857)        (18,526)        (72,630)        (43,008)
   Interest income                                        822           5,260           2,089           8,789
   Other                                                 (508)            (30)         (1,110)           (568)
                                                    ---------       ---------       ---------       ---------
      Total other income (expense)                    (23,543)        (13,296)        (71,651)        (34,787)
                                                    ---------       ---------       ---------       ---------
Income before extraordinary loss on
   early retirement of debt                            20,734           9,869          62,038          32,907

Extraordinary loss on early retirement of debt             --              (4)             --          (9,653)
                                                    ---------       ---------       ---------       ---------
Net income                                          $  20,734       $   9,865       $  62,038       $  23,254
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                   ---------------------------
                                                                      2000            1999
                                                                   -----------     -----------
Cash provided by operating activities
   Net income                                                       $  62,038       $  23,254
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                 60,427          28,493
         Amortization of debt discounts, deferred
           finance charges and other                                    3,348           2,377
         Extraordinary loss on early retirement of debt                    --           9,653
         (Gain) write-down on asset held for sale                      (1,563)          8,000
         Provision for doubtful accounts                                3,676           2,686
         (Gain) or loss on sale of assets                                (686)            117
         Minority interest in income of subsidiary                         --             312
         Increase (decrease) in redeemable ownership interests          7,373          (2,446)
         Net change in assets and liabilities                          21,151          19,333
                                                                    ---------       ---------
              Net cash provided by operating activities               155,764          91,779
                                                                    ---------       ---------

Cash flows from investing activities
   Purchases of property and equipment                                (49,904)        (11,720)
   Proceeds from sale of property and equipment                         6,360              --
   Increase (decrease) in construction payables                         8,511          (1,662)
   Net increase in other assets                                           (79)         (7,873)
                                                                    ---------       ---------
              Net cash used in investing activities                   (35,112)        (21,255)
                                                                    ---------       ---------

Cash flows from financing activities
   Proceeds from long-term debt                                        12,000         582,671
   Increase in debt issue costs                                          (291)        (10,507)
   Decrease (increase) in restricted cash                             159,002        (349,516)
   Distribution to minority shareholders                                   --            (842)
   Repayments on long-term debt                                      (291,538)       (252,061)
   Capital distributions                                              (38,024)        (11,182)
   Warrant repurchases                                                     --         (34,426)
                                                                    ---------       ---------
               Net cash used in financing activities                 (158,851)        (75,863)
                                                                    ---------       ---------

Net change in cash and cash equivalents                               (38,199)         (5,339)

Cash and cash equivalents, beginning of period                        118,276          84,151
                                                                    ---------       ---------
Cash and cash equivalents, end of period                            $  80,077       $  78,812
                                                                    =========       =========
Supplemental cash flow disclosure
   Interest paid, net of $582 capitalized in 2000                   $  59,855       $  20,962
   Note receivable related to sale of hotel                         $   2,000       $      --

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

NOTE 2 - ACTION BY ILLINOIS GAMING BOARD

         On November 30, 1999, the Illinois Gaming Board ("IGB") approved the acquisition of Empress Casino Joliet Corporation ("Empress Joliet"), the owner and operator of the Empress Casino in Joliet, Illinois, by the Company (see Note 3 - Empress Acquisition), placing certain conditions on its decision. One of the conditions was the completion of the investigation and approval of all key persons of the Company. On March 13, 2000, Empress Joliet filed its renewal application with the IGB and on June 30, 2000, the IGB issued its initial decision and directed the Administrator to issue a Notice of Denial to Empress Joliet, denying its application for renewal of its Owner's License. On July 19, 2000, Empress Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, the Company filed an appeal and submitted a request for an administrative hearing. Empress Joliet's existing license will continue in full force and effect until the final decision on the application has been made. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner.

NOTE 3 - EMPRESS ACQUISITION

         On December 1, 1999, the Company acquired from Empress Entertainment, Inc. ("Empress"), all of the outstanding stock of two of Empress' operating subsidiaries, Empress Casino Hammond Corporation ("Empress Hammond"), the owner and operator of the Empress Casino in Hammond, Indiana, and Empress, Joliet for $493.9 million in cash plus transaction costs. As additional consideration, the Company assumed $150.0 million of Empress' 8.125% Senior Subordinated Notes due 2006 (the "Empress Notes"). Pursuant to a change in control offer to purchase the Empress Notes at 101% of their principal amount in accordance with the terms of the Indenture, the Company retired all of the Empress Notes in January 2000. Empress Joliet and Empress Hammond continue to operate as wholly owned subsidiaries of the Company.

         The acquisition has been recorded using the purchase method of accounting. During the third quarter of 2000, the Company recorded an additional $25.4 million of goodwill relating to further allocations of the purchase price of the Empress properties to the tangible and intangible assets acquired and liabilities assumed, bringing the total goodwill to $447.2 million. The goodwill is being amortized over 25 years from the date of acquisition. The Company estimates the value of other acquired intangibles (included in other assets, net in the accompanying consolidated condensed balance sheets) to be $10.0 million for trademarks and $5.0 million for customer lists. These amounts are being amortized over five years.

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

                                       Three months ended     Nine months ended
                                         Sept. 30, 1999        Sept. 30, 1999
                                       ------------------     ------------------
         Net revenues                       $242,328               $699,214
         Operating income                   $ 42,316               $119,829
         Net income                         $ 17,693               $ 35,661

NOTE 4 - DEFERRED COMPENSATION

         The Company recorded deferred compensation of ($3.0) million and $7.4 million during the three and nine months ended September 30, 2000, respectively, and $39,000 and ($2.4) million for the three and nine months ended September 30, 1999, respectively. These items relate to the increase or decrease in the valuation of ownership interests of: (i) vested put/call options included in certain employment agreements; (ii) vested options in the 1997 Unit Option Plan; and (iii) vested options and stock appreciation rights in the 1999 Equity Incentive Plan. The valuation of the Company's stock is calculated quarterly and is a function of the Company's operating income, depreciation and debt as applied to trading multiples of other publicly traded gaming companies.

NOTE 5 - OWNERSHIP TRANSACTIONS

         On April 1, 2000, the Company repurchased ownership interests of approximately 1.0% of the Company from two owners totaling $10.9 million. After deducting for amounts previously advanced to the owners, the remaining balance of $7.1 million will be paid on various dates through April 30, 2005.

NOTE 6 - (GAIN) WRITE-DOWN ON ASSET HELD FOR SALE

         During the third quarter of 2000, the Company sold a riverboat held for sale, which had previously been written down to $1.0 million. A gain on the sale of $1.6 million was recorded in the third quarter of 2000.

NOTE 7 - CONTINGENCIES

         As discussed in Note 2 above, the Company received a Notice of Denial of License Renewal from the IGB related to its Empress Joliet casino. In response to the denial, the Company filed an appeal and submitted a request for an administrative hearing. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner.

         The City of Hammond, Indiana (the "City") is a plaintiff in a condemnation proceeding filed in September 1995, in the Lake Superior Court in Lake County, Indiana, in which the City condemned a small parcel of land for the construction of the overpass located near Empress Hammond. The case was transferred on a change of venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury awarded a $5.2 million verdict against the City. Under the terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City for its costs, fees and any judgment. The City of Hammond appealed the decision to the Indiana Appellate Court, which affirmed the decision on August 8, 2000. The City of Hammond appealed the decision to the Indiana Supreme Court, and it is not yet clear how much, or when the condemnation award will be paid.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 7 - CONTINGENCIES (CONTINUED)

         On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former employees of Empress Joliet alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title XII of the Civil Rights Act of 1964, and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former employees of Empress Joliet and Empress Hammond, and seeks injunctive and monetary relief. Empress Hammond and Empress Joliet deny the allegations in the complaint and the Court has denied the plaintiff's request to certify a class for similarly situated current and former employees. Empress Hammond and Empress Joliet intend to vigorously contest the remaining allegations in the complaint.

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

         Empress Hammond, Empress Joliet and the Company have demanded indemnification from Empress Entertainment, Inc., the former owner of Empress Hammond and Empress Joliet, with respect to each of the above claims, but there can be no assurance that such indemnity will be adequate or available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

         The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's financial position and results of operations.

NOTE 8 - SUBSEQUENT EVENTS

         On October 1, 2000, under the terms of a promissory note due 2004, the Company agreed to repurchase an approximate 0.5% ownership interest of the Company for approximately $3.6 million.

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

         On November 30, 1999, the Illinois Gaming Board ("IGB") approved the acquisition of Empress Casino Joliet Corporation ("Empress Joliet"), the owner and operator of the Empress Casino in Joliet, Illinois, by the Company (see Note 3 - Empress Acquisition), placing certain conditions on its decision. One of the conditions was the completion of the investigation and approval of all key persons of the Company. On March 13, 2000, Empress Joliet filed its renewal application with the IGB and on June 30, 2000, the IGB issued its initial decision and directed the Administrator to issue a Notice of Denial to Empress Joliet, denying its application for renewal of its Owner's License. On July 19, 2000, Empress Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, the Company filed an appeal and submitted a request for an administrative hearing. Empress Joliet's existing license will continue in full force and effect until the final decision on the application has been made. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner.

RESULTS OF OPERATIONS

         Results of operations include the consolidated results of Horseshoe Tunica and Horseshoe Bossier City, and Empress Hammond and Empress Joliet from the date of their acquisition on December 1, 1999.

         Horseshoe Tunica competes with nine other casinos in the competitive Tunica County, Mississippi market. Horseshoe Tunica is expanding its facility whereby it will move and expand the existing buffet restaurant, add an additional restaurant and utilize the area to be vacated by the current buffet restaurant to add approximately 500 slot machines and 10 table games. The Company estimates the expansion will cost approximately $40 million and expects to complete the project in December 2000. The expansion is being funded through operating cash flow.

         Horseshoe Bossier City is one of four riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. A fifth casino, including an all-suite hotel and entertainment complex, is expected to open in the Bossier City/Shreveport market late in the fourth quarter of 2000. In addition, one of the existing casinos in that market is expanding their facility by adding a hotel, four restaurants, a convention center, health spa and parking garage. This expansion is expected to be completed in the first quarter of 2001. The impact of these additions on the operating results of the Horseshoe Bossier City property is uncertain.

         Empress Hammond and Empress Joliet compete with seven other casinos in the Chicago market, which include four casinos on Lake Michigan in northern Indiana and three casinos located in Illinois. In May 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act that could result in one of the ten state-authorized licenses for Illinois being relocated to Rosemont, Illinois. The impact on the operating results of Empress Hammond and Empress Joliet due to the relocation of a gaming license to the Chicago market is uncertain.

Three months ended September 30, 2000 and 1999

         Net revenues for the quarter ended September 30, 2000 were $260.8 million as compared to $123.6 million for the quarter ended September 30, 1999. Operating income for the quarter ended September 30, 2000 was $44.3 million compared to $23.2 million for the quarter ended September 30, 1999. The operating margin decreased in the quarter ended September 30, 2000 to 17% of net revenues from 19% for the comparable 1999 period. Excluding corporate expenses, deferred compensation and (gain) write-down on asset held for sale (all discussed below), operating margins were 21% of net revenues for the quarter ended September 30, 2000 and 20% for the comparable 1999 period.

         The Company's net revenues include casino revenues and non-casino revenues of $247.4 million and $13.4 million, respectively, for the quarter ended September 30, 2000 and $115.1 million and $8.5 million, respectively, for the quarter ended September 30, 1999. Casino revenue per day increased approximately 115% in the third quarter of 2000 to $2.7 million from $1.3 million in the comparable 1999 period. Excluding the Empress properties, which were acquired in December 1999, casino revenue per day increased approximately 10% in the third quarter of 2000 to $1.4 million from $1.3 million in the third quarter of 1999.

Horseshoe Tunica

         Horseshoe Tunica contributed net revenues of $62.8 million for the quarter ended September 30, 2000 and $59.0 million for the quarter ended September 30, 1999. The increase in net revenues is primarily due to an increase in slot volume. Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $60.1 million and $2.7 million, respectively, for the quarter ended September 30, 2000 and $56.4 million and $2.6 million, respectively, for the quarter ended September 30, 1999. Casino revenue per day increased approximately 7% in the quarter ended September 30, 2000 to $653,000 from $613,000 for the comparable 1999 period.

         Operating income before corporate expenses for the quarter ended September 30, 2000 was $17.8 million compared to $14.9 million for the quarter ended September 30, 1999. The operating margin for the quarter ended September 30, 2000 was 28% of net revenues compared to 25% for the quarter ended September 30, 1999. The increase in operating margins is primarily attributable to the increase in slot volume.

Horseshoe Bossier City

         Horseshoe Bossier City contributed net revenues of $72.0 million for the quarter ended September 30, 2000 and $64.6 million for the quarter ended September 30, 1999. The increase in net revenues was primarily due to an increase in slot volume. A portion of the volume increase is attributable to the approximately 200 additional slot machines that were added to the gaming floor upon the closure of the poker room in the first quarter of 2000. Net revenues include casino revenues and non-casino revenues of $66.7 million and $5.3 million, respectively, for the quarter ended September 30, 2000 and $58.7 million and $5.9 million, respectively, for the quarter ended September 30, 1999. Casino revenue per day increased approximately 14% in the quarter ended September 30, 2000 to $725,000 from $638,000 for the comparable 1999 period.

         Operating income before corporate expenses and gain on asset held for sale for the quarter ended September 30, 2000 was $13.8 million compared to $10.3 million for the quarter ended September 30, 1999. The operating margin for the quarter ended September 30, 2000 was 19% of net revenues, compared with 16% for the quarter ended September 30, 1999. The increase in operating margins is primarily the result of increased slot volume.

Empress Joliet

         Empress Joliet contributed net revenues of $62.1 million for the quarter ended September 30, 2000 versus $58.1 million for the comparable 1999 quarter. Net revenues include casino revenues and non-casino revenues of $59.3 million and $2.8 million, respectively, for the quarter ended September 30, 2000 and $53.5 million and $4.6 million, respectively, for the quarter ended September 30, 1999. Casino revenue per day increased approximately 11% to $645,000 for the quarter ended September 30, 2000 from $582,000 per day in the comparable 1999 period. The revenue increase in the quarter ended September 30, 2000 was primarily attributable to an increase in slot volume but was partially offset by a decrease in the slot hold percentage.

         Empress Joliet's operating income before corporate expenses for the quarter ended September 30, 2000 was unchanged at $16.3 million as compared to the quarter ended September 30, 1999. The operating margin for the quarter ended September 30, 2000 was 26% of net revenues, compared to 28% for the quarter ended September 30, 1999. The newly acquired Empress properties have been affected by additional expenditures necessary to increase the operating and service standards to a level more consistent with the Company's expectations.

Empress Hammond

         Empress Hammond contributed net revenues of $63.4 million for the quarter ended September 30, 2000 as compared to $60.7 million for the quarter ended September 30, 1999. Net revenues include casino revenues and non-casino revenues of $61.3 million and $2.1 million, respectively, for the quarter ended September 30, 2000 and $57.5 million and $3.2 million, respectively, for the quarter ended September 30, 1999. The increase in gaming revenues was the result of volume increases in both slots and table games in spite of the ongoing disruption associated with the reconfiguration of the gaming floor and the remodeling of the buffet and pavilion. Casino revenue per day increased approximately 7% to $666,000 for the quarter ended September 30, 2000 from $625,000 per day in the comparable 1999 period.

         Empress Hammond's operating income before corporate expenses for the quarter ended September 30, 2000 was $12.4 million compared to $12.7 million for the quarter ended September 30, 1999. The operating margin for the quarter ended September 30, 2000 was 20% of net revenues compared to 21% for the quarter ended September 30, 1999. The newly acquired Empress properties have been affected by additional expenditures necessary to increase the operating and service standards to a level more consistent with the Company's expectations.

Other

         Corporate expenses for the third quarter of 2000 were $15.2 million as compared to $2.0 million in the third quarter of 1999. In addition to increased costs related to the doubling of the size of the corporate staff in order to build the corporate infrastructure required to accommodate the Empress acquisition and approximately $1.7 million of increased legal and professional fees primarily related to regulatory matters in Illinois, the Company also recorded $8.1 million in other charges. These charges include $3.1 million for benefits and severance related to certain current and former executives and $5.0 million of contributions to the MBE Incubator Fund, Inc. (the "Incubator Fund"). The main purpose of the Incubator Fund is to assist and foster minority owned business enterprises located in Illinois, Indiana, Louisiana and Mississippi, which provide goods and services to the casino industry. In addition, the Company paid $1.0 million during the third quarter of 2000 related to a consulting agreement with the former Empress owners.

         Deferred compensation decreased $3.0 million in the third quarter of 2000 as compared to the same period in the prior year resulting in income of $3.0 million for the quarter. This is a result of the decrease in valuation of the Company's stock which is a function of the Company's operating income, depreciation and debt as applied to trading multiples of other publicly traded gaming companies.

         The increase in consolidated depreciation and amortization expense of $10.5 million in the third quarter of 2000 as compared to the year-earlier period is primarily attributable to both depreciation of the two new properties and the amortization of the goodwill associated with the Empress acquisition.

         During the third quarter of 2000, the Company recorded $25.4 million of additional goodwill relating to further allocations of the purchase price of the Empress properties to the tangible and intangible assets acquired and liabilities assumed. The goodwill is being amortized over 25 years from the date of acquisition.

         Interest expense increased $5.3 million in the third quarter of 2000 as compared to the comparable period in the prior year due to increased borrowings necessary to fund the Empress acquisition. During the third quarter, the Company capitalized $0.6 million in interest expense from the ongoing expansion of its Tunica property.

         Interest income decreased $4.4 million in the third quarter of 2000 as compared to the third quarter of 1999. This was due to the fact that the prior year included earnings on the $342.3 million included in the secured proceeds account. The $342.3 was obtained in the second quarter of 1999 through a $600.0 million note offering and was later used to partially fund the Empress Acquisition.

         During the third quarter of 2000, the Company sold a riverboat held for sale, which had previously been written down to $1.0 million. A gain on the sale of $1.6 million was recorded in the third quarter of 2000.

Nine months ended September 30, 2000 and 1999

         Net revenues for the nine months ended September 30, 2000 were $773.5 million, compared to $363.7 million for the comparable period in 1999. Operating income increased to $133.7 million for the nine months ended September 30, 2000, from $67.7 million for the comparable 1999 period. The operating margin decreased in the nine months ended September 30, 2000 to 17% of net revenue from 19% for the comparable 1999 period. The decrease in operating margins is the result of higher corporate expenses and deferred compensation charges (discussed below) in the 2000 period. Corporate expenses, deferred compensation and (gain) write-down on asset held for sale totaled 5% of net revenues in the first nine months of 2000 while these items amounted to 3% of net revenues in the comparable 1999 period.

         The Company's net revenues include casino revenues and non-casino revenues of $731.5 million and $42.0 million, respectively, for the nine months ended September 30, 2000 and $338.0 million and $25.7 million, respectively, for the nine months ended September 30, 1999. Casino revenue per day increased approximately 116% in 2000 to $2.7 million from $1.2 million in 1999. Excluding the Empress properties, casino revenue per day increased approximately 10% in the first nine months of 2000 to $1.4 million from $1.2 million in the first nine months of 1999.

Horseshoe Tunica

         Horseshoe Tunica contributed net revenues of $190.2 million for the nine months ended September 30, 2000 and $176.6 million for the nine months ended September 30, 1999. The increase in net revenues is primarily due to an increase in slot volume. Horseshoe Tunica's net revenues include casino revenues and non-casino revenues of $182.4 million and $7.8 million, respectively, for the nine months ended September 30, 2000 and $168.9 million and $7.7 million, respectively, for the nine months ended September 30, 1999. Casino revenue per day increased approximately 8% in the nine months ended September 30, 2000 to $666,000 from $618,000 for the comparable 1999 period.

         Operating income before corporate expenses for the nine months ended September 30, 2000 was $56.1 million compared to $47.3 million for the nine months ended September 30, 1999. The operating margin for the nine months ended September 30, 2000 was 29% of net revenues compared to 27% for the nine months ended September 30, 1999. The increase in operating margins is directly attributable to the increase in slot volume.

Horseshoe Bossier City

         Horseshoe Bossier City contributed net revenues of $205.7 million for the nine months ended September 30, 2000 and $186.0 million for the nine months ended September 30, 1999. The increase in net revenues was due to an increase in slot volume. A portion of the volume increase is attributable to the approximately 200 additional slot machines that were added to the gaming floor upon the closure of the poker room in the first quarter of 2000. Net revenues include casino revenues and non-casino revenues of $188.9 million and $16.8 million, respectively, for the nine months ended September 30, 2000 and $169.2 million and $16.8 million, respectively, for the nine months ended September 30, 1999. Casino revenue per day increased approximately 12% in the nine months ended September 30, 2000 to $689,000 from $620,000 for the comparable 1999 period. Non-casino revenues include a $707,000 gain on the sale of an off-site hotel in the first nine months of 2000.

         Operating income before corporate expenses and (gain) write-down on asset held for sale for the nine months ended September 30, 2000 was $39.6 million compared to $30.7 million for the nine months ended September 30, 1999. The operating margin for the nine months ended September 30, 2000 was 19% of net revenues, compared with 17% for the nine months ended September 30, 1999. The increase in operating margins is primarily the result of increased slot revenues coupled with a 7% decline in promotional allowances in the first nine months of 2000 as compared to the first nine months of 1999.

         Hotel revenue at Horseshoe Bossier City decreased 18% in the first nine months of 2000 as compared to the first nine months of 1999 primarily due to a reduction in the direct mail programs that were in effect in the prior year. In addition, hotel revenues were adversely impacted by the sale of an off-site hotel in the first nine months of 2000.

Empress Joliet

         Empress Joliet contributed net revenues of $187.6 million for the nine months ended September 30, 2000 versus $151.4 million for the comparable 1999 period. Net revenues include casino revenues and non-casino revenues of $178.4 million and $9.2 million, respectively, for the nine months ended September 30, 2000 and $140.9 million and $10.5 million, respectively, for the nine months ended September 30, 1999. Casino revenue per day increased approximately 26% to $651,000 for the nine months ended September 30, 2000 from $516,000 per day in the comparable 1999 period. Empress Joliet's results have been aided by the June 1999 conversion to dockside gaming.

         Empress Joliet's operating income before corporate expenses for the nine months ended September 30, 2000 was $49.8 million compared to $36.8 million for the nine months ended September 30, 1999. The operating margin for the nine months ended September 30, 2000 was 27% of net revenues, compared to 24% for the nine months ended September 30, 1999. The newly acquired Empress properties have been affected by additional expenditures necessary to increase the operating and service standards to a level more consistent with the Company's expectations.

Empress Hammond

         Empress Hammond contributed net revenues of $188.3 million for the nine months ended September 30, 2000 as compared to $184.1 million for the nine months ended September 30, 1999. Net revenues include casino revenues and non-casino revenues of $181.9 million and $6.4 million, respectively, for the nine months ended September 30, 2000 and $175.0 million and $9.1 million, respectively, for the nine months ended September 30, 1999. Casino revenue per day increased approximately 4% to $664,000 for the nine months ended September 30, 2000 from $641,000 per day in the comparable 1999 period.

         Empress Hammond's operating income before corporate expenses for the nine months ended September 30, 2000 was $39.2 million compared to $44.0 million for the nine months ended September 30, 1999. The operating margin for the nine months ended September 30, 2000 was 21% of net revenues compared to 24% for the nine months ended September 30, 1999. The newly acquired Empress properties have been affected by additional expenditures necessary to increase the operating and service standards to a level more consistent with Company's expectations.

Other

         Corporate expenses for the nine months ended September 30, 2000 were $30.7 million as compared to $5.9 million in the comparable period of 1999. In addition to increased costs related to the relocation of the corporate office and doubling of the size of the corporate staff in order to build the corporate infrastructure required to accommodate the Empress acquisition and approximately $3.3 million of increased legal and professional fees primarily related to regulatory matters in Illinois, the Company also recorded $9.1 million in other charges. These charges include $3.1 million for benefits and severance related to certain current and former executives and $6.0 million of contributions to the MBE Incubator Fund, Inc. (the "Incubator Fund"). The main purpose of the Incubator Fund is to assist and foster minority owned business enterprises located in Illinois, Indiana, Louisiana and Mississippi, which provide goods and services to the casino industry. In addition, the Company paid $3.0 million during the first nine months of 2000 related to a consulting agreement with the former Empress owners.

         Deferred compensation increased $9.8 million in the first nine months of 2000 as compared to the same period in the prior year. This is a result of the valuation of the Company's stock which is a function of the Company's operating income, depreciation and debt as applied to trading multiples of other publicly traded gaming companies.

         The increase in consolidated depreciation and amortization expense of $31.9 million in the first nine months of 2000 as compared to the year-earlier period is primarily attributable to both depreciation of the two new properties and the amortization of the goodwill associated with the Empress acquisition.

         Interest expense increased $29.6 million in the first nine months of 2000 as compared to the comparable period in the prior year due to increased borrowings necessary to fund the Empress acquisition. During the first nine months of 2000, the Company capitalized $0.6 million in interest from the ongoing expansion of its Tunica property.

         Interest income decreased $6.7 million during the nine months ended September 30, 2000 as compared to the same period in 1999. This was due to the fact that the prior year included interest income earned on the $342.3 million included in the secured proceeds account. The $342.3 million was obtained in the second quarter of 1999 through a $600.0 million note offering and was later used to partially fund the Empress Acquisition.

         During the third quarter of 2000, the Company sold a riverboat held for sale, which had previously been written down to $1.0 million. A gain on the sale of $1.6 million was recorded in the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had cash and cash equivalents of $80.0 million. During the first nine months of 2000, cash provided by operating activities was $155.8 million and net cash used in investing activities was $35.1 million. During the period, the Company had a net repayment of long-term debt of $279.5 million, received $159.0 million in proceeds from restricted cash and paid capital distributions of $38.0 million. The Company believes that the Company's cash and cash equivalents on hand, cash from operations and available borrowing capacity under its existing revolving credit facility will be adequate to meet the Company's debt service obligations and capital expenditures commitments for the next twelve months.

CONTINGENCIES

         The Company received a Notice of Denial of License Renewal from the IGB related to its Empress Joliet casino. In response to the denial, the Company filed an appeal and submitted a request for an administrative hearing. During the appeal process, the Company continues to operate Empress Joliet in a business as usual manner.

         The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of September 30, 2000 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The City of Hammond, Indiana (the "City") is a plaintiff in a condemnation proceeding filed in September 1995, in the Lake Superior Court in Lake County, Indiana, in which the City condemned a small parcel of land for the construction of the overpass located near Empress Hammond. The case was transferred on a change of venue in the summer of 1998 to Newton County, Indiana. On September 28, 1998, the jury awarded a $5.2 million verdict against the City. Under the terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City for its costs, fees and any judgment. The City of Hammond appealed the decision to the Indiana Appellate Court, which affirmed the decision on August 8, 2000. The City of Hammond appealed the decision to the Indiana Supreme Court, and it is not yet clear how much, or when the condemnation award will be paid.

         On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former employees of Empress Joliet alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title XII of the Civil Rights Act of 1964, and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former employees of Empress Joliet and Empress Hammond, and seeks injunctive and monetary relief. Empress Hammond and Empress Joliet deny the allegations in the complaint and the Court has denied the plaintiff's request to certify a class for similarly situated current and former employees. Empress Hammond and Empress Joliet intend to vigorously contest the remaining allegations in the complaint.

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

         Empress Hammond, Empress Joliet and the Company have demanded indemnification from Empress Entertainment, Inc., the former owner of Empress Hammond and Empress Joliet, with respect to each of the above claims, but there can be no assurance that such indemnity will be adequate or available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit
        Number             Description
        -------            -----------

          3.1 #  Certificate of Incorporation of Horseshoe Gaming Holding Corp.

          3.2 #  By-laws of Horseshoe Gaming Holding Corp.

         10.1 * Purchase Agreement dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.

         10.2 * Promissory Note dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.

         27   *  Financial Data Schedule

------------------

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


                                           HORSESHOE GAMING HOLDING CORP.
                                           a Delaware corporation


Date: November 13, 2000                    By: /s/ Kirk C. Saylor
                                               ---------------------------------
                                                   Kirk C. Saylor
                                                   Chief Financial Officer and
                                                   Treasurer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX


        Exhibit
        Number             Description
        -------            -----------

          3.1 #  Certificate of Incorporation of Horseshoe Gaming Holding Corp.

          3.2 #  By-laws of Horseshoe Gaming Holding Corp.

         10.1 * Purchase Agreement dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.

         10.2 * Promissory Note dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.

         27   *  Financial Data Schedule

------------------
# Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration
  Statement filed on June 15, 1999.

* Included herein.