Form 10-K405
period 2000-12-31
HORSESHOE GAMING HOLDING CORP
filed 2001-04-02
CIK 1088118

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-0214

                         HORSESHOE GAMING HOLDING CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                                88-0425131
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

                            YES   X      NO
                                -----       -----

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

--------------------------------------------------------------------------------

                         HORSESHOE GAMING HOLDING CORP.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended December 31, 2000

                                                                                      Page
                                                                                      ----
                                              PART I
Item 1.     Business                                                                    3
Item 2.     Properties                                                                 25
Item 3.     Legal Proceedings                                                          26
Item 4.     Submission of Matters to a Vote of Security Holders                        27

                                              PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters      27
Item 6.     Selected Financial Data                                                    28
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                              29
Item 7A     Quantitative and Qualitative Disclosures About Market Risk                 37
Item 8.     Financial Statements and Supplementary Data                                37
Item 9.     Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure                                                       37

                                             PART III

Item 10.    Directors and Executive Officers of the Registrant                         38
Item 11.    Executive Compensation                                                     39
Item 12.    Security Ownership of Certain Beneficial Owners and Management             43
Item 13.    Certain Relationships and Related Transactions                             45

                                              PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K           46

            Signatures                                                                 47

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        Horseshoe Gaming Holding Corp (the "Company") is a leading multi-jurisdictional gaming company which owns and operates, through its wholly-owned subsidiaries, riverboat casinos under the "Horseshoe" and "Empress" brands. These include the Horseshoe Bossier City Casino ("Horseshoe Bossier City" or "Bossier") in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino ("Horseshoe Tunica" or "Tunica") which commenced operations on February 13, 1995, the Empress Casino Hammond ("Empress Hammond" or "Hammond") in Hammond, Indiana and the Empress Casino Joliet ("Empress Joliet" or "Joliet") in Joliet, Illinois. Hammond and Joliet were acquired (the "Empress Merger") from Empress Entertainment, Inc. ("Empress") on December 1, 1999. Joliet commenced operations on June 17, 1992 and Hammond commenced operations on June 28, 1996. The principal executive offices of the Company are currently located at 2300 Empress Drive, Joliet, IL 60436, telephone
(815) 773-0700.

        On April 15, 1999, the Company acquired over 90% of the aggregate ownership of Horseshoe Gaming, LLC ("Horseshoe Gaming") from Horseshoe Gaming's members in exchange for interests in the Company. The remaining ownership interests of Horseshoe Gaming either were contributed to the Company in exchange for interests in the Company or acquired by the Company or Horseshoe Gaming and Horseshoe Gaming was subsequently dissolved.

        The Joliet casino gaming license was due to be renewed by the Illinois Gaming Board ("IGB") in June 2000. On June 30, 2000, the IGB preliminarily denied Joliet's application to renew its riverboat owner's license and preliminarily found Jack Binion ("Binion"), the Company's Chairman of the Board and CEO, unsuitable to be licensed as a key person. Joliet timely filed a Verified Request for Hearing of the IGB's decision.

        Effective January 31, 2001, the IGB approved a settlement agreement between the IGB, the Company, Joliet and Binion. Pursuant to the pertinent parts of the settlement agreement: (a) the Company agreed to sell Joliet to a suitable purchaser within the time frames established in the settlement agreement; (b) Binion will withdraw his key person application; and (c) upon the closing of the sale of Joliet, Joliet will withdraw its Verified Request for Hearing and, upon acceptance by the IGB of the withdrawal, the previous denial of Joliet's renewal application will be moot.

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

HORSESHOE BOSSIER CITY

        The Horseshoe Bossier City is located on approximately 30 acres along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino is located on a riverboat, which has approximately 86,000 square feet spread out over four-decks with approximately 30,000 square feet of gaming space, including 1,550 gaming devices and 57 table games. The casino operation is complemented by an approximately 62,000 square foot dockside pavilion, a 25 story hotel with 606 deluxe rooms, meeting facilities, a health club and other luxury hotel amenities and a 1,750 car parking garage. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access and escalators serving each of the gaming decks. In addition, Horseshoe Bossier City features an entertainment facility that provides seating for 1,300 guests.

COMPETITION

        The Horseshoe Bossier City competes directly with four other riverboat casinos in Shreveport and Bossier City. These five riverboats together currently comprise the Bossier City/Shreveport market. The State of Louisiana has granted approval to applicants for 14 of the 15 legislatively authorized licenses, five of which have been approved for the northern region of the State in Bossier City/Shreveport. While the Louisiana Gaming Control Board accepted applications for the fifteenth license in 1999, the Louisiana Gaming Control Board has not granted the remaining fifteenth license. If this license is granted, it may be located in the Bossier City/Shreveport market. The impact on operating margins from the overall increase in supply to this market is uncertain. As only 15 Louisiana riverboats and one land-based casino in New Orleans have been authorized by law, potential competition in Louisiana is presently limited. The Bossier City/Shreveport casinos capture the Dallas/Ft. Worth market and share the Houston area market with four existing riverboats in Lake Charles Louisiana, a land-based casino owned by the Coushatta Indian Tribe located near Lake Charles and two riverboats in Baton Rouge, Louisiana. If Texas or Arkansas were to approve gaming, competition would increase, which could have a material adverse effect on our operations.

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

HORSESHOE TUNICA

        The Horseshoe Tunica is located in Tunica County, Mississippi, at Casino Center, an 80-acre three-casino complex. The casino operation consists of approximately 360,000 square feet. The gaming area comprises approximately 65,000 square feet and contains 2,073 slot machines, 71 table games and 12 poker tables. The casino facility includes three specialty restaurants, a 650 seat buffet, a deli, bars, retail outlets, a 14-story hotel tower with 312 deluxe rooms, a total of 507 rooms, a health club, meeting room facilities, an 1,100 space, four-level parking garage, and an entertainment facility that provides seating for 1,175 guests.

COMPETITION

        The Horseshoe Tunica competes with nine other casinos in the competitive Tunica County, Mississippi, market. Some of our competitors are presently undergoing expansion and others may do so in the future, which may have a material adverse effect on the operations of Horseshoe Tunica.

        Tennessee's legislature has recently approved a resolution allowing a lottery referendum on the November 2002 ballot. The referendum if passed would provide an exception to the Tennessee constitution thus allowing the legislature to establish a state lottery during the 2003 legislative session. Such a lottery could possibly affect local market conditions causing a material adverse effect on the operations of Horseshoe Tunica.

        In November 1996, the Mississippi county closest to Memphis (DeSoto County) voted against permitting legal gaming to be conducted aboard vessels located in DeSoto County. Legislation passed in 1997 precludes DeSoto County from holding a subsequent election on the issue until at least October 2004. If gaming were approved in DeSoto County or in Arkansas or Tennessee, numerous additional sites closer to Memphis would be available for gaming. Thus, while Tunica County is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area, there is no assurance that this situation will not change in the future. If DeSoto County, Arkansas or Tennessee were to approve gaming, competition would increase, which could have a material adverse effect on the operations of Horseshoe Tunica.

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

EMPRESS HAMMOND AND EMPRESS JOLIET

        Empress Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Empress Hammond is leased from the City of Hammond and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 42,500 square feet of gaming space and contains 1,534 slot machines and 57 table games. The pavilion features a steakhouse, buffet, deli, a 150-seat banquet room and two lounges. The facility also includes a 1,051 car parking garage.

        Empress Joliet and the surrounding land based facilities are located on approximately 330 acres along the Des Plaines River in Joliet, Illinois. The casino is situated on two catamaran vessels and collectively consists of 36,000 square feet of gaming space containing 1,111 slot machines and 36 table games. Empress Joliet includes an approximately 150,000 square foot pavilion, featuring a lounge, steakhouse, cafe, buffet and a 400-seat banquet room. A three-story hotel with 102 rooms and an 80-space recreational vehicle park support Empress Joliet. Empress Joliet provides surface parking for 2,350 cars.

COMPETITION

        Empress Hammond and Empress Joliet primarily compete with seven casinos, four of which are located on Lake Michigan in Indiana and three of which are located in Illinois. In addition, in May 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act, which allowed all riverboats to become permanently moored on June 26, 1999, and could result in one of the ten state-authorized licenses for Illinois being relocated to the Chicago area. A nearby competitor in Joliet is currently constructing a Las Vegas style casino on barges to be moored on the Des Plaines River and an additional 1,000 car parking garage. It is expected that this construction will be completed in the fourth quarter of 2001. Both the possibility of an additional license in the Chicago market and competitors having barges could have a material adverse effect on the operations of Empress Hammond and Empress Joliet.

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

        Empress Hammond and Empress Joliet also compete, and expect to compete, with various gaming operations on Native American land, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Pokagon Band of the Potawatomi Indians is planning to build a land-based casino in New Buffalo, Michigan located in southwest Michigan, approximately ten minutes from Michigan City, Indiana. In addition, the Saginaw Chippewa Tribe is currently operating one of the largest Native American gaming complexes in the United States in Mt. Pleasant, Michigan, approximately 250 miles northeast of Hammond, Indiana. The opening of land based casinos, which generally have a competitive advantage over riverboat casinos, in close proximity to Empress Hammond and Empress Joliet, could have a material adverse effect on the operations of both casinos. In addition, lower age limits at Native American casinos may put Empress Hammond and Empress Joliet, each with a minimum age requirement for admittance of 21, at a competitive disadvantage.

GAMING REGULATORY MATTERS

        The Company is subject to state and Federal laws, which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations, which govern the Company and its operations. All laws and regulations which govern the Company are subject to change and different interpretations. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome or expensive requirements, or the outright prohibition of an activity.

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

        The state has granted approval to applicants for 14 of the 15 legislatively authorized licenses, five of which have been approved for the northern region of the state in Bossier City/Shreveport. While the Louisiana Gaming Control Board accepted applications for the fifteenth license on November 15, 1999, the Louisiana Gaming Control Board has not granted the remaining fifteenth license. Prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, the Louisiana gaming law stated that riverboat casinos must cruise, but the Bossier City/Shreveport casinos were granted a legislative exemption in June 1993 that allows them to operate as dockside facilities. Louisiana permits most types of casino games, other than bingo and sports betting, and has neither betting nor loss limits. Moreover, house credit may be extended to qualified patrons. The only significant limitation imposed by Louisiana gaming regulations restricts gaming space on riverboats to no more than 30,000 square feet. Prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, fees to the State of Louisiana for conducting gaming activities on a riverboat include (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (2) 18.5% of net gaming proceeds. In the 2001 Special Session of the Louisiana Legislature, a law was passed legalizing dockside gaming and increasing the fees paid to the state of Louisiana to 21.5% of net gaming proceeds effective April 1, 2001 for the nine riverboats outside of the northern region of the state in Bossier City/Shreveport, while the fee increase to 21.5% of net gaming proceeds will be phased in over an approximately two year period for the riverboats in the northern region of the state in Bossier City/ Shreveport. The city of Bossier City also imposes a 3.2% tax on gaming revenue plus an annual fee of $700,000.

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

        The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (1) prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist, except that the casinos operating in the Bossier City/Shreveport area are permitted to operate exclusively at dockside pursuant to a special exemption; (2) prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, each roundtrip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the Louisiana Enforcement Division and the Louisiana Gaming Control Board are permitted on board at any time during gaming operations; (4) gaming machines, equipment and supplies may only be purchased or leased from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted in designated gaming areas; (9) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat's licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division and the Louisiana Gaming Control Board.

        An initial license to conduct riverboat gaming operations is valid for a term of five years. The Louisiana gaming law provides that a renewal application for each five-year period succeeding the initial five-year term of the operator's license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application. Horseshoe Entertainment ("HE"), the Company's subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator's license by the Louisiana Enforcement Division on November 22, 1993, and HE timely submitted its renewal application to the Louisiana Enforcement Division. On October 20, 1998, the Louisiana Gaming Control Board granted HE's license renewal subject to suitability review, and on October 19, 1999 the Louisiana Gaming Control Board extended the license renewal subject to suitability review. HE is currently in the process of completing the suitability review with the Louisiana Enforcement Division.

        The federal indictment and trial of certain public officials who have been accused of accepting bribes or of being a party to other illegal activities in connection with the awarding of several riverboat licenses has associated such public officials with various gaming interests, which do not include the Company, within the State of Louisiana. HE has been advised by the U.S. Attorney's office that it is neither a subject nor a target of such investigation. The federal indictment and trial delayed the Louisiana Gaming Control Board efforts to proceed with the investigations and proceedings to renew riverboat gaming licenses in the state of Louisiana, including the renewal of HE's riverboat gaming license which is currently proceeding through the renewal process.

        The transfer of a license or permit or an interest in a license or permit is prohibited except as permitted by the Louisiana gaming law. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a "Transfer") by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license must disclose these restrictions. Prior Louisiana Gaming Control Board approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any "economic interest" of 5% or more in any licensee or Affiliated Gaming Person. An "economic interest" is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

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

MISSISSIPPI

        The Company conducts its Mississippi Gaming operations through a subsidiary, Robinson Property Group, Limited Partnership ("RGP"), which owns and operates the Horseshoe Casino in the City of Robinsonville, Tunica County, and Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

        The Mississippi Gaming Control Act (the "Mississippi Act"), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Gaming Control Act. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act (the "regulations"), which are also similar in many respects to the Nevada gaming regulations.

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

        The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission's interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse effect on the Company and RPG's Mississippi gaming operations.

        The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of March 22, 2001, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Although there are no legislative limitations on the number of gaming licenses which may be issued in Mississippi, competition is limited by the availability of legal, suitable and accessible sites.

        Mississippi law permits unlimited stakes gaming on permanently moored vessels on a continuous 24-hour basis and does not restrict the size of the gaming area or the percentage of vessel space which may be utilized for gaming. All types of casino games (other than bingo and race and/or sports betting) may be offered. House credit may be extended to qualified patrons. The legal age for gaming in Mississippi is 21.

        The Company and RPG are subject to the licensing and regulatory control of the Mississippi Gaming Commission. The Company is registered under the Mississippi Act as a holding company of RPG and will be required periodically to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If the Company is unable to satisfy the registration requirements of the Mississippi Act, the Company and RPG cannot own or operate gaming facilities in Mississippi. RPG will also be required periodically to submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby.

        RPG must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. Gaming licenses are not transferable, are issued for a maximum term of three years and must be renewed periodically thereafter. RPG received its Mississippi gaming operator's license on October 13, 1994 and renewals on October 14, 1996, October 15, 1998 and October 16, 2000. No person may become a stockholder of or receive any percentage of profits from a licensed gaming entity, including both the Company and RPG, without first obtaining licenses and approvals from the Mississippi Gaming Commission.

        Certain of the Company's officers, directors and employees and the officers, directors and key employees of RPG who are actively and directly engaged in the administration or supervision of gaming in Mississippi must be found suitable or be licensed by the Mississippi Gaming Commission. On October 13, 1994, the Mississippi Gaming Commission found certain key principals of the Company and RPG suitable, and all required findings of suitability have been maintained and are current. The Company believes that it and RPG have applied for all necessary findings of suitability with respect to these persons, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company or RPG may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation. A finding of suitability requires submission of detailed personal and financial information followed by a thorough investigation. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Gaming Commission. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Findings of suitability must be periodically renewed.

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

        Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company's securities beyond the time that the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. The Company is subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or Tunica, the Company:

        - pays the unsuitable person any dividend, interest or other distribution upon its voting securities;

        - recognizes the exercise, directly or indirectly, any voting rights conferred through such securities held by the unsuitable person;

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

        Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not make a public offering or private placement of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment amounts of the securities subject to the offering.

        Under the regulations of the Mississippi Gaming Commission, RPG may not guarantee a security issued by the Company pursuant to a public offering or private placement, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the Company, without the prior approval of the Mississippi Gaming Commission. Similarly, the Company may not pledge the ownership interests of RPG, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by RPG and agreements not to encumber such securities granted by the Company are ineffective without the prior approval of the Mississippi Gaming Commission.

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

        Neither the Company, RPG and/or persons found suitable to be associated with the gaming license of RPG may conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require access to information concerning the Company's and its affiliates' out-of-state gaming operations.

        If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensee, its registered holding company, and the persons involved could be subject to substantial fines for each separate violation. A violation under any of the Company's other operating subsidiaries' gaming licenses may be deemed a violation of RPG's gaming license. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of a licensee's gaming license or its registered holding company's registration as a holding company, or the appointment of a supervisor could, and revocation of any gaming license or registration would, materially adversely affect the business of the licensee, its registered holding company, and its registered holding company's other operating subsidiaries.

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

        These license fees are allowed as a credit against a licensee's Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

        The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment's plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its hotel and other amenities, the Horseshoe Tunica is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to the Horseshoe Tunica. In any event, the Horseshoe Tunica would comply with the increased requirement.

        Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Commission license, control and regulate the sale of alcoholic beverages, including beer and wine, by RPG at the Horseshoe Tunica. The Horseshoe Tunica is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that the key officers and managers of the Company and RPG and all owners of more than 5% of RPG's equity submit detailed personal, and in some instances, financial information to the Alcoholic Beverage Control Division and be investigated and licensed. All such licenses are non-transferable. The Alcoholic Beverage Control Division must approve changes in key positions. The Alcoholic Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of the Horseshoe Tunica.

        In Mississippi, in three separate instances, referenda were proposed which, if approved, would have amended the Mississippi constitution to ban gaming in Mississippi and would have required all currently legal gaming entities to cease operations within two years of the ban. All three of the proposed referenda have been ruled illegal by Mississippi State trial court judges. The proponents of the most recent referendum filed a notice of appeal of the trial court ruling with the Mississippi Supreme Court. The Mississippi Supreme Court affirmed the trial court ruling. Any such referendum must be approved by the Mississippi Secretary of State and signatures of approximately 91,700 registered voters must be gathered and certified in order for such a proposal to be included on a statewide ballot for consideration by the voters. An affirmative vote representing both a majority of the votes cast with respect to the initiative and at least 40% of the voters casting votes on any matter in the election is required to pass any Mississippi initiative. The next election for which the proponents could attempt to place such a proposal on the ballot would be in November 2002. While it is too early in the process for us to make any predictions with respect to whether such a referendum will appear on a ballot or the likelihood of such a referendum being approved by the voters, if such a referendum were passed and gaming were prohibited in Mississippi, it would have a material adverse effect on our Mississippi gaming operations.

INDIANA

        The Indiana Riverboat Gaming Act ("Indiana Act") authorizes the issuance of up to 11 riverboat gaming licenses on waterways located in Indiana counties that are contiguous to Lake Michigan, the Ohio River and Patoka Lake. The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the Indiana Gaming Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in the State of Indiana. The Indiana Gaming Commission's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Indiana.

        The Indiana Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. A licensee may own no more than a 10% interest in any other owner's license under the Indiana Act.

        The Indiana Gaming Commission has issued: (i) two licenses for riverboats operating from Gary; (ii) one license for a riverboat operating in Hammond; (iii) one license for a riverboat operating in East Chicago; (iv) one license for a riverboat operating in any city located in LaPorte

County and (v) five licenses for riverboats that operate upon the Ohio River from counties contiguous thereto and with no more than one operating in any county. The Indiana Gaming Commission has not considered applications for a license to be sited in a county contiguous to Patoka Lake since Patoka Lake is a project of the U.S. Army Corps of Engineers ("Corps") and the Corps has determined Patoka Lake is unsuitable for a riverboat project.

        Each owner's license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner's license pursuant to the Indiana Act and the rules and regulations adopted thereunder. The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Indiana Gaming Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed. The Company's Hammond license is due for renewal in June of 2001. The Company anticipates a renewal through June of 2002.

        Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every person holding an ownership interest in the applicant. Any person holding significant interests (5%) in the applicant must undergo a background investigation and be licensed. The Indiana Gaming Commission has the authority to request specific information on or license any one holding an ownership interest.

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

        A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against an owner's riverboat gaming license. An ownership interest in an owner's riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.

        The Indiana Act does not limit the maximum bet or per patron loss. The licensee sets minimum and maximum wagers on games. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from a person present on a licensed riverboat.

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

         After consultation with the Corps, the Indiana Gaming Commission may determine the available navigable waterways that are suitable for the operation of riverboats under the Indiana Act. If the Corps rescinds an approval for the operation of riverboats on a waterway, a license issued under the Indiana Act is void and the holder may not conduct or continue gaming operations under the Indiana Act.

        Gaming sessions are generally required to be at least two hours and are limited to a maximum duration of four hours. No gaming may be conducted while the boat is docked, except for 30-minute time periods at the beginning and end of each cruise while the passengers are embarking and disembarking (total gaming time is limited to four hours, however, including the pre- and post- docking periods). Except for patron embarkation and disembarkation periods, dockside gambling may not be conducted unless the master of the riverboat certifies, in writing, that one of the following conditions exist: (1) weather or water conditions present a danger to the riverboat, its passengers and crew; (2) the vessel or docking facility is being repaired; (3) traffic conditions present a danger to the riverboat, its passengers and crew or other vessels; or (4) cruising would result in a violation of Federal law. The Indiana Gaming Commission may grant extended cruise hours in its discretion.

        The Indiana Act imposes a 20% wagering tax on adjusted gross receipts from gaming. The tax imposed is to be paid by the licensed owner to the Indiana Department of Revenue before the close of the business day following the day when the wagers are made. The Indiana Act also requires that licensees pay a $3.00 admission tax for each person admitted to a gaming excursion. A riverboat license may be suspended for failure to pay such tax as required by the Indiana Act. Riverboats are assessed, for property tax purposes, as real property and are taxed at rates determined by local taxing authorities. Indiana corporations are also subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana Supplemental corporate net income tax.

        The Indiana Gaming Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Act, the regulations of the Indiana Gaming Commission, or for any other fraudulent act. In addition, the Indiana Gaming Commission may revoke an owner's license if the Indiana Gaming Commission determines that the revocation of the license is in the best interests of the State of Indiana. A holder of a gaming license is required to post a bond with the Indiana Gaming Commission in an amount that the Indiana Gaming Commission determines will adequately reflect the amount that a local community will expend for infrastructure and other facilities associated with a riverboat operation.

        The Indiana Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises.

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

        The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee or by an officer of a person that holds at least a 1% interest in the licensee. The Indiana Gaming Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner's license or a supplier's license or officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

        The Indiana Gaming Commission prohibits a distribution (except to allow payment of taxes) by a riverboat licensee to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gaming operation. The Indiana Gaming Commission also requires riverboat licensees to maintain, on a quarterly basis, a cash reserve equal to the average amount of payouts over a three day period. The cash reserve includes cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

ILLINOIS

        The Illinois Riverboat Gambling Act (the "Illinois Act"), as amended in June 1999, authorizes the issuance of up to ten riverboat gaming licenses by the five-member Illinois Gaming Board on water within or forming a boundary of Illinois, except for Lake Michigan. In addition, the Illinois Act provides that gaming operations need not cruise, and as a result, the Illinois Gaming Board has approved plans by some operators to move their gaming operations to barges. The Illinois Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. Each owner's license permits up to two boats as part of a single riverboat gaming operation. The Illinois Act regulates the facilities, persons, associations and practices related to riverboat gaming operations. The Illinois Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Illinois Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership, and trust involved in riverboat gaming operations in Illinois.

        The Illinois Act restricts the granting of certain of the ten owner's licenses by location. Three licenses are reserved for operators docking at sites on the Mississippi River, one for an operator docking at a site on the Illinois River south of Marshall County and one for an operator docking at a site on the Des Plaines River in Will County. The remaining five owner's licenses are not restricted as to location. In addition to the ten owner's license which are authorized under the Illinois Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming and to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

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

        Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Gaming Board for changes in: (i) key personnel, including officers, directors, managing agents, or holders of a 5% or greater ownership interest in the business entity; (ii) its organizational form;
(iii) the equity and debt capitalization of the entity; (iv) investors and/or debt holders; (v) sources of funds; (vi) the applicant's economic development plan; (vii) riverboat capacity or significant design changes; (viii) the number of gaming positions; (ix) anticipated economic impact; or (x) oral or written agreements relating to the acquisition or disposition of property of a value greater than $1,000,000. A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation. Factors to be considered by the licensee include, but are not limited to, the following (i) working capital requirements,
(ii) debt service requirements, (iii) requirements for repairs and maintenance and (iv) capital expenditure requirements.

        The number of gaming positions is limited to a maximum of 1,200 per license. All riverboats must be accessible to disabled persons and must comply with applicable Federal and state laws, including, but not limited to, U.S. Coast Guard regulations. The Illinois Act permits the licensee to set the maximum or minimum limits on wagering. No person under the age of 21 is permitted to wager in Illinois. A $2 per person admission tax is imposed on the owner of a riverboat operation. The Illinois Act, imposes the following graduated wagering tax rates on adjusted gross receipts from gaming: (i) 15% of the calendar year adjusted gross receipts up to and including $25.0 million;
(ii) 20% of the calendar year adjusted gross receipts in excess of $25.0 million but not exceeding $50.0 million; (iii) 25% of the calendar year adjusted gross receipts in excess of $50.0 million but not exceeding $75.0 million. (iv) 30% of the calendar year adjusted gross receipts in excess of $75.0 million but not exceeding $100.0 million. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board on a daily basis.

        The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Illinois Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to riverboat gaming operations at all times.

        A holder of any license is subject to the imposition of penalties and fines, suspension or revocation of its license, or other action for any act or failure to act by such holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Illinois Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on gaming, whether unauthorized or authorized, conducted on the day of any violation. The Illinois Gaming Board may revoke or suspend licenses, as the Illinois Gaming Board may see fit and in compliance with applicable laws of the State of Illinois regarding administrative procedures, and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

        If the Illinois Gaming Board has suspended, revoked or refused to renew the license of an owner or if a riverboat gaming operation is closing and the owner is voluntarily surrendering its owner's license, the Illinois Gaming Board may petition the local circuit court in which the riverboat is situated for appointment of a receiver. The circuit court shall have sole jurisdiction over any and all issues pertaining to the appointment of a receiver. The Illinois Gaming Board shall specify the specific powers, duties and limitations for the receiver, including but not limited to the authority to:

(i) hire, fire, promote and discipline personnel and retain outside employees or consultants;

(ii) take possession of any and all property, including but not limited to its books, records, papers;

(iii)   preserve and/or dispose of any and all property;

(iv) continue and direct the gaming operations under the monitoring of the Board;

(v)     discontinue and dissolve the gaming operation;

(vi)    enter into and cancel contracts;

(vii)   borrow money and pledge, mortgage or otherwise encumber the property;

(viii)  pay all secured and unsecured obligations;

(ix) institute or define actions by or on behalf of the holder of an Owner's license; and

(x) distribute earnings derived from gaming operations in the same manner as admission and wagering taxes are distributed under Sections 12, 13 of the Riverboat Gambling Act.

        The Illinois Gaming Board shall submit at least three nominees to the court. The nominees may be individuals or entities selected from an Illinois Gaming Board approved list of pre-qualified receivers who meet the same criteria for a finding of preliminary suitability for licensure under Illinois Gaming Board Rules, Sections 3000.230(c)(2)(B) and (C). In the event that the Illinois Gaming Board seeks the appointment of a receiver on an emergency basis, the Illinois Gaming Board shall issue a Temporary Operating Permit to the receiver appointed by the Court. A receiver, upon appointment by the court, shall before assuming his or her duties, execute and post the same bond as an owner's licensee pursuant to Section 10 of the Illinois Act.

        The receiver shall function as an independent contractor, subject to the direction of the Court. However, the receiver shall also provide to the Illinois Gaming Board regular reports and provide any information deemed necessary for the Illinois Gaming Board to ascertain the receiver's compliance with all applicable rules and laws. From time to time, the Illinois Gaming Board may, at its sole discretion, report to the Court on the receiver's level of compliance and any other information deemed appropriate for disclosure to the Court. The term and compensation of the receiver shall be set by the court. The receiver shall provide to the Court and the Illinois Gaming Board at least 30 days written notice of any intent to withdraw from the appointment or to seek modification of the appointment. Except as otherwise provided by action to the Illinois Gaming Board the gaming operation shall be deemed a licensed operation subject to all rules of the Illinois Gaming Board during the tenure of any receivership.

        The Illinois Gaming Board requires that a "Key Person" of an owner licensee submit a Personal Disclosure or Business Entity Form and be investigated and approved by the Illinois Gaming Board. The Illinois Gaming Board shall certify for each applicant for or holder of an owner's license each position, individual or Business Entity that is to be approved by the Board and maintain suitability as a Key Person. With respect to an applicant for or the holder of an owner's license, Key Person shall include: any Business Entity and any individual with an ownership interest or voting rights of more than 5% in the licensee or applicant, and the trustee of any trust holding such ownership interest or voting rights; the directors of the licensee or applicant and its chief executive officer, president and chief operating officer, or their functional equivalents; and all other individuals or Business Entities that, upon review of the applicant's or licensees Table of Organization, Ownership and Control the Board determines hold a position or a level of ownership, control or influence this is material to the regulatory concerns and obligations of the Illinois Gaming Board for the specified licensee or applicant.

        In order to assist the Illinois Gaming Board in its determination of Key Persons, applicants for or holders of an owner's license shall provide to the Illinois Gaming Board a Table of Organization, Ownership and Control (the "Table"). The Table shall identify in sufficient detail the hierarchy of individuals and Business Entities that, through direct or indirect means, manage own or control the interest and assets of the applicant or licensee holder. If a Business Entity identified in the Table is a publicly traded company, the following information must be provided in the Table;

the name and percentage of ownership interest of each individual or Business Entity with ownership of more than 5% of the voting shares of the entity, to the extent such information is known or contained in Schedule 13D or 13G of Securities and exchange Commission filings; to the extent known, the names and percentage of interest of ownership of persons who are relatives of one another and who together (as individuals or through trusts) exercise control over or own more than 10% of the voting shares of the entity; and any trust holding more than 5% ownership or voting interest in the Company, to the extent such information is known or contained in Schedule 13D or 13G of Securities and exchange Commission filings. The Table may be disclosed under the Freedom of Information Act.

        Each owner licensee must provide a means for the economic disassociation of a Key Person in the event such economic disassociation is required by an order of the Illinois Gaming Board. Based upon findings from an investigation into the character, reputation, experience, associations, business probity and financial integrity of a Key Person, the Illinois Gaming Board may enter an order upon the licensee or require the economic disassociation of such Key Person.

        Furthermore, each applicant or owner licensee must disclose the identity of every person, association, trust or corporation having a greater than 1% direct or indirect pecuniary interest in an owner licensee or in the riverboat gaming operation with respect to which the license is sought. The Illinois Gaming Board may also require an applicant or owner licensee to disclose any other principal or investor and require the investigation and approval of such individuals.

        The Illinois Gaming Board, (unless the investor qualifies as an Institutional Investor), requires a Personal Disclosure Form from any person or entity who or which, individually or in association with others, acquires directly or indirectly, beneficial ownership of more than 5% of any class of voting securities or non-voting securities convertible into voting securities of a publicly-traded corporation which holds an ownership interest in the holder of an owner's license. If the Illinois Gaming Board denies an application for such a transfer and if no hearing is requested, the applicant for the transfer of ownership interest must promptly divest those shares in the publicly-traded parent corporation. The holder of an owner's license would not be able to distribute profits to a publicly-traded parent corporation until such shares have been divested. If a hearing is requested, the shares need not be divested and profits may be distributed to a publicly-held parent corporation pending the issuance of a final order from the Illinois Gaming Board.

        An Institutional Investor that individually or jointly with others, cumulatively acquires, directly or indirectly, 5% or more an any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation shall, within no less than ten days after acquiring such securities, notify the Administrator of the Board of such ownership and shall provide any additional information as may be required. If an Institutional Investor (as specified above) acquires 10% or more of any class of voting securities of a publicly-traded licensee or a licensee's publicly-traded parent corporation it shall file an Institutional Investor Disclosure Form within 45 days after acquiring such level of ownership interest. The owner licensee shall notify the Administrator as soon as possible after it becomes aware that it or its parent is involved in an ownership acquisition by an Institutional Investor. The Institutional Investor also has an obligation to notify the Administrator of its ownership interest.

        In addition to Institutional Investor Disclosure Forms, certain other forms may be required to be submitted to the Illinois Gaming Board. An owner-licensee must submit a Marketing Agent Form to the Illinois Gaming Board for each Marketing Agent with whom it intends to do business. A Marketing Agent is a person or entity, other than a junketeer or an employee of a riverboat gaming operation, who is compensated by the riverboat gaming operation in excess of $100 per patron per trip for identifying and recruiting patrons. Key Persons of owner-licensees must submit Trust Identification Forms for trusts, excluding land trusts, for which they are a grantor, trustee or beneficiary each time such a trust relationship is established, amended or terminated.

        The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

        The constitutionality of the Illinois Act, as amended, was challenged. That lawsuit was dismissed, because the court determined that the Plaintiff lacked standing to challenge the Amended Act. It is still unknown whether Plaintiff can or will timely appeal the circuit court decision. There is no assurance that the circuit court decision will be affirmed on appeal. If there is on-going litigation, there is no assurance that the Illinois Act will be upheld as constitutional. If the Illinois Act is deemed unconstitutional, all of the new provisions would no longer be in effect. Specifically, in that situation, riverboats would have to return to cruising in order to conduct gaming.

        From time to time, various proposals have been introduced in the Illinois legislature that, if enacted, would affect the taxation, regulation, operation or other aspects of the gaming industry or the Company. Some of this legislation, if enacted, could adversely affect the gaming industry or the Company. No assurance can be given whether such or similar legislation will be enacted.

        The Company's Joliet license was due to be renewed in June 2000. On June 30, 2000, the Illinois Gaming Board preliminarily denied Joliet's application to renew its riverboat owner's license and preliminarily found Jack Binion unsuitable to be licensed as a Key Person. Joliet timely filed a Verified Request for Hearing of the Illinois Gaming Board's decision.

        Effective January 31, 2001, the Illinois Gaming Board approved a Settlement Agreement between the Board, the Company, Joliet and Jack Binion. Pursuant to the pertinent parts of the Settlement Agreement; (a) the Company agrees to sell Empress Joliet to a suitable purchaser within the time frames established in the Settlement Agreement; (b) Jack Binion will withdraw his Key Person application; and (c) upon the closing of the sale of Joliet, Joliet will withdraw its Verified Request for Hearing and, upon acceptance by the Illinois Gaming Board of the withdrawal, the previous denial of Joliet's renewal application will be moot.

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

STATUS AS AN S CORPORATION

        As an S corporation, the Company will not be subject to Federal income tax as an entity. Instead, each stockholder generally will be subject to income tax on his proportionate share of the Company's income (or take into account his proportionate share of any loss). Pursuant to a stockholder' agreement, the Company intends to make distributions to its stockholders to enable them to pay any taxes on their share of the Company's income. While the Company believes it was properly formed and has been properly operating as an S corporation and that its subsidiaries were properly formed and have been properly operating as Qualified Subchapter S Subsidiaries for Federal and state income tax purposes, if the Company's S corporation tax status or the Qualified Subchapter S Subsidiary status of any of its subsidiaries were successfully challenged, the Company or such subsidiary could be required to pay Federal and certain state income taxes, plus interest and possibly penalties, on our taxable income for all open tax years. Such payments could have a material adverse effect on the Company.

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

EMPLOYEES

        As of March 15, 2001, the Company employed 9,699 persons of whom 2,629 are employed at Horseshoe Bossier City, 2,731 are employed at Horseshoe Tunica, 2,453 are employed at Empress Hammond, 1,818 are employed at Empress Joliet, and 68 are employed in our corporate office. Approximately 28.6% of the Empress Joliet employees are unionized.

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

ITEM 2. PROPERTIES.

        The Company owns and operates casinos in Bossier City, Louisiana; Tunica County, Mississippi; Hammond, Indiana; and Joliet, Illinois. All of the real property and casinos are subject to first priority liens securing the Company's credit facility.

HORSESHOE BOSSIER CITY

        Horseshoe Bossier City is located on approximately 30 acres along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino complex consists of an approximately 86,000 square foot, four deck riverboat with approximately 30,000 square feet of gaming space and an approximately 62,000 square foot dockside pavilion, including a 25-story hotel tower, an entertainment venue and a 1,750 car parking garage.

HORSESHOE TUNICA

        Horseshoe Tunica is located in Tunica County, Mississippi at Casino Center, an 80-acre three-property complex. Horseshoe Tunica is approximately 360,000 square feet, with an approximately 65,000 square foot gaming area, three specialty restaurants, a 650 seat buffet, bars, retail outlets, a 14-story hotel tower, an entertainment venue and an 1,100 car parking garage. In addition to the parking garage, there are approximately 4,000 lighted surface parking spaces in the Casino Center complex. The facility also includes over 46,000 square feet of administrative space.

EMPRESS HAMMOND

        Empress Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Empress Hammond is leased from the City of Hammond, Indiana and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 42,500 square feet of gaming space. The pavilion features a steakhouse, buffet, deli, a 150-seat banquet room and two lounges. The facility also includes a 1,051 car parking garage.

EMPRESS JOLIET

        Empress Joliet and the surrounding land based facilities are located on approximately 330 acres along the Des Plaines River in Joliet, Illinois. The casino is situated on two catamaran vessels and collectively consists of 36,000 square feet of gaming space. Empress Joliet includes an approximately 150,000 square foot pavilion, featuring a lounge, steakhouse, cafe, buffet and a 400-seat banquet room. A three-story hotel with 102 rooms and an 80-space recreational vehicle park support Empress Joliet. Empress Joliet provides surface parking for 2,350 cars.

ITEM 3. LEGAL PROCEEDINGS.

        The City of Hammond was a plaintiff in a condemnation proceeding filed in September 1995 in Lake Superior Court in Lake County, Indiana in which the City of Hammond condemned a small parcel of land for the construction of the overpass located near Empress Hammond. On September 28, 1998, the jury returned a $5.2 million verdict against the City of Hammond. Under terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City of Hammond for its costs, fees and any judgments. The City of Hammond appealed this decision to the Indiana appellate court and subsequently agreed to settle the matter by paying the amount of the judgment. The judgment was paid by Empress Entertainment, Inc. pursuant to the agreement for indemnification between the Company and Empress Entertainment, Inc.

        On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former female employees of Empress Joliet, alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former female employees of Empress Hammond and Empress Joliet, and seeks injunctive relief and money damages. The court denied the plaintiffs' request for class certification. Empress denies the allegations in the complaint and intends to vigorously contest the remaining claims of the individual plaintiffs. Because the Court denied the plaintiffs' request for class certification, any judgment in this matter is not expected to have a material adverse effect on the Company.

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

        On February 13, 2001, a lawsuit was filed by Edward T. McGowan, a former shareholder of Empress Entertainment, Inc. against the Company and seven other former shareholders of Empress Entertainment, Inc., challenging the validity of the Empress Merger. The lawsuit seeks injunctive relief, monetary damages and rescission of the Empress Merger. The Company has demanded indemnification for any and all claims, losses, costs and expenses incurred as a result of, or in connection with the defense of, such lawsuit pursuant to a Stockholder Indemnification Agreement dated December 1, 1999 by and among the Company and each of the former shareholders of Empress Entertainment, Inc. other than Edward
T. McGowan. Although the Company demanded indemnification, there can be no assurance that such indemnity will be available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

        On November 30, 1999, the Illinois Gaming Board ("IGB") approved the acquisition of Empress Joliet by the Company, placing certain conditions on its decision. One of the conditions was the completion of the investigation and approval of all key persons of the Company. On March 13, 2000, Empress Joliet filed its renewal application with the IGB and on June 30, 2000, the IGB issued its initial decision and directed the Administrator to issue a Notice of Denial to Empress Joliet, denying its application for renewal of its Owner's License. On July 19, 2000, Empress Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, the Company filed an appeal and submitted a request for an administrative hearing.

        Effective January 31, 2000, the IGB approved a settlement agreement between the IGB, the Company, Joliet and Binion. Pursuant to the pertinent parts of the settlement agreement: (a) the Company agreed to sell Joliet to a suitable purchaser within the time frames established in the settlement agreement; (b) Binion will withdraw his key person application; and (c) upon the closing of the sale of Joliet, Joliet will withdraw its Verified Request for Hearing and, upon acceptance by the IGB of the withdrawal, the previous denial of Joliet's renewal application will be moot.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        There is no established public trading market for the equity interests in the Company. As of March 15, 2001, the number of record holders of equity interests in the Company was 37.

        The Company pays tax distributions in accordance with its debt agreements to enable the holders of equity interests in the Company to pay state and Federal income taxes on their proportionate share of the Company's income. The amount of tax distributions paid during 2000, 1999 and 1998 were $38.0 million, $12.8 million and $17.0 million, respectively. The Company's debt agreements contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company's earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

         The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto, included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's audited consolidated financial statements included elsewhere herein.

                                                                              Year Ended December 31,
                                                      ---------------------------------------------------------------------
                                                         2000            1999(a)         1998         1997           1996
                                                      -----------     -----------     ---------     ---------     ---------
                                                                                    (in thousands)
STATEMENT OF OPERATIONS DATA:

    Net revenues:
       Casino                                         $   960,927     $   487,536     $ 429,825     $ 321,236     $ 317,479
       Non-casino                                          51,909          34,619        31,351        13,857        14,258
                                                      -----------     -----------     ---------     ---------     ---------
                                                        1,012,836         522,155       461,176       335,093       331,737

    Operating expenses:
       Casino                                             555,429         269,188       247,773       175,394       162,408
       Non-casino                                          45,442          26,859        26,281        20,283        20,474
       Other                                              128,153          69,636        64,283        48,217        51,980
       (Gain) loss on asset held for sale                  (2,096)         10,346        12,911            --            --
       Corporate expenses (b)                              46,283           8,414        12,947        22,490        10,254
       Depreciation and amortization                       81,468          41,806        33,888        19,411        15,989
                                                      -----------     -----------     ---------     ---------     ---------
    Operating income                                      158,157          95,906        63,093        49,298        70,632
    Interest expense, net                                 (96,211)        (53,332)      (37,672)      (15,796)      (21,964)
    Other, net                                             (1,232)           (548)         (149)         (429)          154
                                                      -----------     -----------     ---------     ---------     ---------

    Net income before extraordinary loss on
      early retirement of debt and minority
      interest                                             60,714          42,026        25,272        33,073        48,822
    Extraordinary loss on early retirement of debt             --          (9,653)         (787)       (5,243)           --
    Minority interest in income (loss) of
      subsidiaries(c)                                          --              --           640          (420)       (1,861)
                                                      -----------     -----------     ---------     ---------     ---------
    Net income                                        $    60,714     $    32,373     $  25,125     $  27,410     $  46,961
                                                      ===========     ===========     =========     =========     =========

                                                                                  As of December 31,
                                                      ---------------------------------------------------------------------
                                                         2000            1999(a)         1998         1997           1996
                                                      -----------     -----------     ---------     ---------     ---------
                                                                                   (in thousands)
BALANCE SHEET DATA:

    Cash and cash equivalents(d)                      $    78,133     $   118,276     $  84,151     $  48,710     $  79,159
    Total assets                                        1,204,538       1,409,244       560,448       511,556       377,597
    Long-term debt, including current maturities        1,028,221       1,258,948       388,718       313,275       232,708
    Shareholders'/members' equity                          52,608          34,594        71,151        64,595        79,782

----------------
(a) Includes the results of operations of Empress Hammond and Empress Joliet since their acquisition on December 1, 1999.

(b) Includes deferred compensation charges related to redeemable ownership interests of $8.3 million, $0.5 million, $4.2 million, $15.1 million, and $4.3 million for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

(c) Prior to April 1999, the Company owned less than 100% of certain subsidiaries. Minority interest represents the share of each subsidiary's income attributable to those interests not owned by the Company.

(d) Excludes escrow funds, restricted for expansion of existing facilities, development of new projects or repayment of debt, amounting to approximately $42.2 million (1996).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. ("the Company") and its subsidiaries. The discussion should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and notes thereto included elsewhere herein. References to 2000, 1999 and 1998 refer to the years ended December 31, 2000, 1999 and 1998, respectively.

        This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company's existing and future markets; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and other factors which could cause actual results to differ materially.

INTRODUCTION

        The Company is a leading multi-jurisdictional gaming company which owns and operates, through its wholly-owned subsidiaries, riverboat casinos under the "Horseshoe" and "Empress" brands. These include the Horseshoe Bossier City Casino ("Bossier City") in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino ("Tunica") in Robinsonville, Mississippi, which commenced operations on February 13, 1995, the Empress Casino Hammond ("Hammond") in Hammond, Indiana and the Empress Casino Joliet ("Joliet") in Joliet, Illinois. Hammond and Joliet were acquired (the "Empress Merger") from Empress Entertainment, Inc. ("Empress") on December 1, 1999, for a total purchase price, including assumed debt and transaction costs, of $658.4 million. Joliet commenced operations on June 17, 1992 and Hammond commenced operations on June 28, 1996.

        The Joliet casino gaming license was due to be renewed by the Illinois Gaming Board ("IGB") in June 2000. On June 30, 2000, the IGB preliminarily denied Joliet's application to renew its riverboat owner's license and preliminarily found Jack Binion ("Binion"), Chairman of the Board and CEO of the Company, unsuitable to be licensed as a key person. Joliet timely filed a Verified Request for Hearing of the IGB's decision.

        Effective January 31, 2001, the IGB approved a settlement agreement between the IGB, the Company, Joliet and Binion. Pursuant to the pertinent parts of the agreement: (a) the Company agreed to sell Joliet to a suitable purchaser within the time frames established in the settlement agreement; (b) Binion will withdraw his key person application; and (c) upon the closing of the sale of Joliet, Joliet will withdraw its Verified Request for Hearing and, upon acceptance by the IGB of the withdrawal, the previous denial of Joliet's renewal application will be moot.

OVERVIEW

        Results of operations include the consolidated results of Bossier City and Tunica, and Hammond and Joliet from the date of their acquisition on December 1, 1999.

        Bossier City is one of five riverboat casinos currently operating in the Bossier

City/Shreveport, Louisiana market. The fifth casino opened on December 20, 2000. In addition, one of the existing casinos in that market is expanding their facility by adding a hotel. This expansion is expected to be complete in the first quarter of 2001. The impact on the operating results of the Bossier City property from these additions is uncertain.

        Tunica competes with nine other casinos in the competitive Tunica County, Mississippi market. Late in the fourth quarter of 2000, Tunica completed a $40 million expansion of its facility, adding 475 additional slot machines and 10 table games. In addition, the expanded facility includes a new 625-seat buffet and an Asian restaurant. The additional space should enable Tunica to take full advantage of peak business periods when the property historically has operated at maximum capacity.

        Hammond and Joliet compete with seven other casinos in the Chicago market, which include four casinos on Lake Michigan in northern Indiana and three casinos located in Illinois. In 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act that could result in one of the ten state-authorized licenses for Illinois being relocated to the Chicago market. The impact on the operating results of Hammond and Joliet due to the possible relocation of a gaming license to the Chicago market is uncertain.

          The Hammond property experienced construction disruption during 2000 as the Company renovated the steakhouse and buffet and reconfigured the gaming floor. Ongoing renovations of the pavilion continue into the first quarter of 2001 as the Company prepares to convert the Empress Hammond facility to the Horseshoe brand during the second quarter of 2001.

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                                 Years ended December 31,          % Increase/(Decrease)
                                                       -------------------------------------     -------------------------
                                                          2000          1999         1998        '00 vs. '99   '99 vs. '98
                                                       -----------    ---------    ---------     -----------   -----------
                                                               (dollars in thousands)
Casino revenues
     Bossier City                                      $   247,934    $ 226,373    $ 217,788          9.52%         3.94%
     Tunica                                                240,643      226,313      212,037          6.33%         6.73%
     Hammond                                               236,915       18,085           --            (a)           (a)
     Joliet                                                235,435       16,765           --            (a)           (a)
                                                       -----------    ---------    ---------
                                                       $   960,927    $ 487,536    $ 429,825         97.10%        13.43%
                                                       ===========    =========    =========
Net revenues
     Bossier City                                      $   268,701    $ 248,304    $ 239,379          8.21%         3.73%
     Tunica                                                250,558      236,478      221,797          5.95%         6.62%
     Hammond                                               245,969       19,197           --            (a)           (a)
     Joliet                                                247,608       18,176           --            (a)           (a)
                                                       -----------    ---------    ---------
                                                       $ 1,012,836    $ 522,155    $ 461,176         93.97%        13.22%
                                                       ===========    =========    =========

Operating income (loss)
     Bossier City(b)                                   $    45,501    $  39,912    $  39,277         14.00%         1.62%
     Tunica(b)                                              68,841       63,682       51,157          8.10%        24.48%
     Hammond(b)                                             42,109        3,471           --            (a)           (a)
     Joliet(b)                                              64,126        3,295           --            (a)           (a)
     (Gain) writedown on assets held
       for sale                                              2,096      (10,346)     (12,911)           (c)           (c)
     Corporate expense                                     (37,945)      (7,945)      (8,702)       377.60%        -8.70%
     Deferred compensation
       expense                                              (8,338)        (469)      (4,245)      1677.83%       -88.95%
     Depreciation, amortization
       and other related to
       Empress acquisition                                 (19,008)         833           --            (c)           (c)
     Other                                                     775        3,473       (1,483)       -77.68%      -334.19%
                                                       -----------    ---------    ---------
                                                       $   158,157    $  95,906    $  63,093         64.91%        52.01%
                                                       ===========    =========    =========

Other information
     Interest expense, net                             $    96,211    $  53,332    $  37,672         80.40%        41.57%
     Extraordinary loss                                $        --    $   9,653    $     787            (c)           (c)
     Net income                                        $    60,714    $  32,373    $  25,125         87.55%        28.85%

Operating margin (operating income/net revenues)(d)
     Bossier City(b)                                         16.9%        16.1%        16.4%       0.8 pts.    (0.3) pts.
     Tunica(b)                                               27.5%        26.9%        23.1%       0.6 pts.      3.8 pts.
     Hammond(b)                                              17.1%        18.1%          --      (1.0) pts.            --
     Joliet(b)                                               25.9%        18.1%          --        7.8 pts.            --
     Consolidated                                            15.6%        18.4%        13.7%     (2.8) pts.      4.7 pts.

--------------
(a)  Acquisition closed on December 1, 1999. Variance % is not meaningful.

(b)  Before corporate allocations and other non-recurring items.

(c)  Not meaningful.

(d) The "% Increase/(Decrease)" for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

YEARS ENDED DECEMBER 31, 2000 AND 1999

        A 97% increase in consolidated casino revenues for the year ended December 31, 2000 over the prior year was primarily the result having only one month of revenues from Hammond and Joliet in 1999. Casino revenues at Bossier City and Tunica (the "Existing Properties") increased an average of 8% in the year 2000 over 1999 with slot volume being the primary driver of those increases. Contributing to the increase in slot volumes in Bossier City in 2000 was the addition of 200 additional slot machines that were added to the gaming floor upon the closure of the poker room in the first quarter of 2000. Offsetting the increased slot volumes was a slight decrease in the table game hold percentage at both of the Existing Properties year over year. In addition, construction disruption in 2000 affected revenues in Tunica.

        Food and beverage revenue at the Existing Properties increased 5% in 2000 over 1999. This increase in food and beverage revenue has a direct correlation with the increase in slot volumes experienced in 2000.

        Consolidated hotel revenues decreased 4% in 2000 in spite of the additional revenues from the Joliet hotel for a full year in 2000 as opposed to one month in 1999. Hotel revenue in Bossier City decreased 15% in 2000 from 1999 primarily due to a reduction in the direct mail programs that were in effect in the prior year. In addition, hotel revenues in Bossier City were adversely impacted by the sale of an off-site hotel in the first half of the year.

        Operating income on a consolidated basis increased 65% in the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily related to the positive impact of the Empress Merger. The consolidated operating margin decreased from 18% in 1999 to 16% in 2000, however, operating margins at the Existing Properties, excluding corporate allocations and other non-recurring items, increased 0.8 points in Bossier City and 0.6 points in Tunica in 2000 as a result of the increase in net revenues. The Existing Properties experienced increases in gaming taxes and payroll as a result of the increased revenues in 2000. Competitive pressures in all of the Company's markets have impacted margins due to increases in payroll, marketing efforts and direct mail offers. Consolidated operating margins were also impacted in 2000 by additional expenditures necessary to increase the operating and service standards in Hammond and Joliet to a level more consistent with the Company's expectations.

         During 2000, the Company sold a riverboat and related equipment not currently used, which had been written down in both 1998 and 1999 by $23.2 million, resulting in a gain on sale of $2.1 million.

        Corporate expenses increased $30.0 million during the year 2000 as compared to 1999. During 2000, the Company relocated its corporate headquarters to Illinois and doubled the size of the corporate staff in order to build the corporate infrastructure required to accommodate the Empress Merger. Legal and professional fees increased approximately $5.4 million primarily related to regulatory matters in Illinois, $4.0 million was paid related to a consulting agreement with Empress and $6.0 million of contributions were made to the MBE Incubator Fund, Inc. (the "Incubator Fund"). The main purpose of the Incubator Fund is to assist and foster minority owned business enterprises in Illinois, Indiana, Louisiana and Mississippi, which provide goods and services to the casino industry. In addition, approximately $3.1 million was incurred for benefits and severance related to certain current and former executives.

        Deferred compensation expense increased approximately $7.9 million in 2000 over 1999. Deferred compensation expense is recorded based on the change in the fair market value of redeemable ownership interests and stock appreciation rights issued and the vesting schedule pursuant to these agreements.

        During 2000, the Company recorded an additional $19.8 million in acquisition related expenses as compared to 1999, primarily related to depreciation and amortization expenses associated with the Empress Merger. On a consolidated basis, depreciation and amortization expense increased 95% in 2000 over 1999, primarily attributable to both depreciation of the two new properties and the amortization of goodwill associated with the Empress Merger.

        Net interest expense, increased $42.9 million, or 80%, in 2000 over 1999. This is the direct result of additional borrowings made in late 1999 to fund the Empress Merger and to extinguish approximately $128.6 million in higher interest debt. During 1999, the Company recorded an extraordinary loss of approximately $9.7 million related to this early retirement of debt. During 2000, the Company recorded $1.0 million in capitalized interest related to the expansion of the Tunica casino. Only $8,000 of capitalized interest was recorded in 1999.

YEARS ENDED DECEMBER 31, 1999 AND 1998

        A 13% increase in consolidated casino revenues for the year ended December 31, 1999 over 1998 was the result of one month of gaming revenue from Hammond and Joliet and a combined year over year increase of 5% in casino revenues from the Existing Properties. Increases in slot volume in Bossier City and Tunica were partially offset by lower than normal win percentages in Bossier City in 1999.

        Increases in net revenues at Bossier City and Tunica in 1999 over 1998 were 4% and 7%, respectively. These percentage increases are directly in line with the increase in casino revenues for the same two periods.

        Operating income on a consolidated basis increased 52% in the year ended December 31, 1999 as compared to the year ended December 31, 1998. The consolidated operating margin increased from 14% in 1998 to 18% in 1999. Operating margins, excluding corporate allocations and other non-recurring items, decreased 0.3 points in 1999 from 1998 in Bossier City while Tunica experienced a 3.8 point increase in 1999 over 1998. The 1999 period reflects an increase of $3.8 million in depreciation and amortization in Bossier City due to the amortization of a non-compete agreement entered into with the former limited partners (see Liquidity and Capital Resources discussion below), while the 1998 period in Tunica includes $6.8 million in additional bad debt expense which was not present in 1999.

         During 1998, Bossier City recorded an initial charge of $12.9 million to adjust the carrying value of an idle riverboat to the then estimate of its net realizable value. During 1999, the carrying value was again adjusted downward by $10.3 million primarily due to the passage of a bill by the Illinois Legislature which allowed dockside gaming, thereby further reducing the marketability of such a vessel. The riverboat was sold in 2000, and Bossier City recognized a gain on sale of $2.1 million.

        Corporate expenses and deferred compensation expense decreased approximately $4.5 million during 1999 primarily due to a reduction in non-cash compensation expense. The non-cash compensation expense was recorded to reflect the value of redeemable ownership interests based on an independent appraisal.

        Net interest expense increased $15.7 million or 42% in 1999 over 1998. This was due to the increase in debt outstanding in 1999. Total debt outstanding increased to $1,258.9 million as of December 31, 1999 from $388.7 million as of December 31, 1998. The increased borrowings were necessary to fund the Empress Merger and to extinguish approximately $128.6 million in higher interest debt. The Company recognized an extraordinary loss of $9.7 million in 1999 and $787,000 in 1998 on the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $151.1 million, $118.1 million and $68.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

        Net cash used in investing activities was $68.3 million, $488.7 million and $90.5 million, for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows from investing activities for 1999 include the effects of the acquisition of Hammond and Joliet, which include additional goodwill of approximately $257.9 million and net property and equipment of $189.7 million. The fluctuations in investing cash flows for 2000 and 1998 are primarily due to the expansion projects completed in Tunica in December 2000 and Bossier City in January 1998.

        Net cash (used in)/ provided by financing activities was $(122.9) million, $404.7 million and $57.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The borrowings in 1999 were necessary to complete the Empress Merger. During 2000 and 1999, $293.1 million and $236.9 million, respectively, was repaid on long-term debt.

        In May 1999, the Company issued $600.0 million of 8 5/8% Senior Subordinated Notes due May 2009. The proceeds from this issuance were used to refinance the Company's 12 3/4% Senior Notes and the Company's $130.0 million credit facility, of which $75.0 million was outstanding in May 1999. $342.3 million of such proceeds were placed in a secured proceeds account to partially fund the Empress Merger and to retire the $150.0 million of Empress' 8 1/8% Senior Subordinated Notes due 2006.

        On June 30, 1999, the Company completed a $375.0 million Senior Secured Credit Facility (the "Credit Facility") with a group of banks. The Credit Facility is comprised of a $250.0 million revolver and a $125.0 million term loan. On December 1, 1999, the Company used $175.0 million of the revolver and $125.0 million of the term loan to partially fund the Empress Merger. As of March 15, 2001, the Company had $208.4 million outstanding under the Credit Facility.

        The Company's debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (iii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries' assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iv) limit the amount of restricted payments, as defined, the Company may make. In regards to the pending sale of Joliet, the Company is currently considering its options as it relates to the Credit Facility.

        Cash and cash equivalents totaled $78.1 million as of December 31, 2000. Management believes that cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet our existing debt service obligations and capital expenditure commitments for the next twelve months.

Additional Factors Affecting Future Operating Income

        As previously mentioned, the Company is moving forward with plans to sell the Joliet property. While there is no certainty of the exact date of disposition or the final sales price, the timeline set forth in the settlement agreement with the IGB encourages the Company to move rapidly with the transaction.

        In March 2001, the Louisiana legislature passed a bill that will increase the gaming taxes paid by riverboats in the Bossier City/Shreveport market, including the Company's Bossier City property, by 3%. The increased tax will be phased in through April 1, 2003, with the first 1% increase effective April 1, 2001. Taxes will be increased an additional 1% on April 1, 2002 and the final increase will occur on April 1, 2003.

Ownership Repurchase Matters

       During 2000, the Company purchased redeemable ownership interests of 1.5% of the Company for $13.2 million of notes payable. Operating results for the year ended December 31, 2000 include an approximate $443,000 reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2000, the Company's remaining obligation under these purchases was $10.8 million.

       During 1999, the Company purchased ownership interests of 3.9% of the Company for $23.6 million of notes payable. As of December 31, 2000, the Company's remaining obligation under this purchase was $20.0 million.

       During 1999, Horseshoe Gaming purchased redeemable ownership interests from current and former employees representing a total of 8.5% of Horseshoe Gaming for $44.3 million. Operating results for the year ended December 31, 1999 includes a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2000, the Company's remaining obligation under these purchases was $18.5 million.

       In January 1999, Horseshoe Gaming repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest in Horseshoe Gaming from its largest stockholder, Horseshoe Gaming, Inc. ("HGI"), for an exercise price of $510,000. Upon acquisition, Horseshoe Gaming exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members' equity in the first quarter of 1999.

       The Company has an agreement with a certain employee which contains a put/call option whereby, upon termination of employment, the Company must, at the election of the employee, and may, at the Company's election, purchase the employee's ownership interest for an amount equal to the fair market value of such interest as determined by an independent appraisal or an arbitration process. As of December 31, 2000, the aggregate fair market value of this interest subject to such put/call option, representing approximately 0.8% ownership of the Company, was $5.7 million. The agreement provides that the purchase price for the employee's ownership interest shall be paid in cash, either upon transfer of the interest to the Company or in installments over a period not to exceed five years depending on the aggregate purchase price.

       In April 1999, the Company exercised an option to acquire the remaining 8.08% limited partnership interest in Bossier not held by New Gaming Capital Partnership for total consideration of $30.6 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million. As of December 31, 2000, the remaining amount to be paid to these limited partners totaled $12.8 million and is included in accrued expenses in the accompanying consolidated balance sheets. Included in other assets in the accompanying consolidated balance sheets at December 31, 2000 and 1999 are notes receivable from the former limited partners totaling $5.7 million and $8.3 million, respectively.

Recently Issued and Proposed Accounting Standards

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments. The provisions of SFAS No. 133 require that a company recognizes all derivatives as either assets or liabilities on its balance sheet and that the instruments be valued at their fair value. The Statement also defines the criteria and conditions which govern the recognition of subsequent changes in the fair value of the instrument as being either balance sheet or income statement events. The provisions of SFAS No. 133 are effective for years beginning after June 15, 2000. We do not expect the adoption of SFAS No. 133 to materially impact our results of operations or financial position.

        The FASB has issued a proposed SFAS that will impact the accounting for business combinations and intangible assets, including goodwill. If adopted as currently proposed, the new SFAS will require that all acquisitions be accounted for under the purchase method and the amortization of goodwill will cease. Goodwill will be subject to periodic reviews for impairment, and, if impaired, a write-down would be recorded. The new SFAS is expected to be issued during 2001 and its provisions are expected to be effective for the first fiscal quarter after issuance. Early adoption or retroactive application of the new Standard is not expected to be permitted, although pro forma disclosures of the impact of its provisions on periods prior to the date of adoption are expected to be required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's exposure to market risk is changes in its interest rate risk associated with long term debt. To date, the Company has not held or issued derivative financial instruments for trading purposes, and the Company does not enter into derivative transactions that would be considered speculative positions. For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                           Maturity Date
                                  -----------------------------------------------------------------
                                   2001       2002       2003       2004       2005      Thereafter    Total    Fair Value(1)
                                  -------   --------   --------   --------   --------    ----------   --------  -------------
    Fixed rate debt               $ 1,850   $    850   $ 17,084   $  8,937   $  3,749    $ 758,064    $790,534    $773,170

      Average interest rate        10.379%    12.000%    11.579%    10.000%     9.000%       8.783%

    Variable rate debt            $ 9,145   $ 10,168   $  1,250   $ 98,750   $ 30,312    $  88,062    $237,687    $237,687

      Average interest rate(2)      9.424%     9.431%     8.940%     8.635%     8.940%       8.940%

(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.

(2) The average interest rates were based on December 31, 2000, variable rates. Actual rates in future periods could vary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information concerning the Company executive officers, directors and other key personnel.

                           Age    Position
                           ---    --------
Jack B. Binion             64     Chairman of the Board of Directors, Chief Executive Officer
                                  and Secretary
Peri N. Howard             40     Vice Chairperson of the Board of Directors
Leslie L. Kenny            45     Director
Roger P. Wagner            53     President and Chief Operating Officer
Kirk C. Saylor             44     Senior Vice President - Treasurer and Chief Financial Officer
Dominic F. Polizzotto      35     Senior Vice President - General Counsel
David S. Carroll           46     Senior Vice President - Human Resources
Floyd B. Hannon            59     Senior Vice President - Government Affairs
Jon C. Wolfe               33     Senior Vice President - Chief Information Officer
J. Lawrence Lepinski       54     General Manager of Horseshoe Bossier City
Robert McQueen             47     General Manager of Horseshoe Tunica
Ricky S. Mazer             46     General Manager of Empress Hammond
Douglas B. Ferrari         48     General Manager of Empress Joliet

        Mr. Binion has served as Chairman of the Board, Chief Executive Officer and Secretary of the Company since its formation in April 1999. From December 1992 to April 1999, Mr. Binion served as the Chief Executive Officer of various related entities including Horseshoe Gaming, Inc. ("HGI") and Horseshoe GP, Inc. From 1964 to July 1998, Mr. Binion was the President and Chief Executive Officer of the Horseshoe Club Operating Company, which owns and operates Binion's Horseshoe Casino in Las Vegas, Nevada.

        Ms. Howard has been the Company's Vice-Chairperson of the board of directors since its inception in April 1999 and previously served as a director of HGI since January 1997. Ms. Howard has served in various capacities with Horseshoe Tunica since 1995. Ms. Howard is the daughter of Mr. Binion's wife.

        Ms. Kenny has been one of the Company's directors since its inception in April 1999 and previously served as director of HGI since September 1998. Ms. Kenny has been self-employed as a manicurist since 1983. Ms. Kenny is the daughter of Mr. Binion's wife.

        Mr. Wagner has been the Company's President and Chief Operating Officer since January 1, 2001. Prior thereto, he served as Senior Vice President and Chief Operating Officer since the Company's formation in April 1999. Prior thereto, he served as Senior Vice President and Chief Operating Officer with HGI since November 1998. From October 1996 to March 1998, Mr. Wagner served as President of the development company for Trump Hotel and Casino Resorts in Atlantic City, New Jersey. Prior thereto, Mr. Wagner served as President and Chief Operating Officer of Trump Castle Casino in Atlantic City, New Jersey since January 1991.

        Mr. Saylor has been the Company's Senior Vice President and Chief Financial Officer since the Company's formation in April 1999. Prior thereto, he served as Vice President and Chief Accounting Officer of HGI since November 1998. He has also served as HGI's Chief Financial Officer since August 1, 1998. From November 1995 to November 1998, Mr. Saylor served as HGI's

Corporate Controller.

        Mr. Polizzotto has been the Company's Senior Vice President - General Counsel since January 2001. Prior thereto he was a partner in the law firm of Ice Miller in Indianapolis, Indiana since August 1990.

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

        Mr. Wolfe has been the Company's Senior Vice President - Chief Information Officer since October 2000. Prior thereto, Mr. Wolfe served as the Company's Vice President - Chief Information Officer since the Company's formation in April 1999. Prior thereto, he served in the same capacity with HGI since October 1998. From October 1995 to October 1998, Mr. Wolfe was Director of Information Systems for HGI.

        Mr. Lepinski has been General Manager of the Horseshoe Bossier City since September 1995.

        Mr. McQueen has been General Manager of the Horseshoe Tunica since July 1996 and prior to that as Vice President of Casino Operations for Horseshoe Tunica since June 1994.

        Mr. Mazer has been General Manager of the Empress Hammond since February 1996. Prior thereto, Mr. Mazer served as Director of Marketing and Advertising for Empress Joliet from October 1995 to February 1996.

        Mr. Ferrari has been General Manager of Empress Joliet since January 2001. Prior thereto he was Assistant General Manager of Empress Joliet from June 2000 to December 2000. From September 1997 to May 2000, Mr. Ferrari was Director of Casino Marketing for Peppermill Hotel Casino in Reno, Nevada. From June 1997 to August 1997, Mr. Ferrari was the Marketing Manager for Harrah's Hotel Casino in Las Vegas, Nevada and prior thereto he served as Vice President of Player Development for Tropicana Resort and Casino in Las Vegas, Nevada since September 1986.

ITEM 11. EXECUTIVE COMPENSATION.

        The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") and two former executive officers for their services to the Company for the years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                 Long-Term
                                                  Annual Compensation           Compensation
                                              ----------------------------  Securities Underlying   All Other
           Name                   Year          Salary            Bonus        Options/SARs(#)     Compensation
           ----                   ----        ----------        ----------  ---------------------  ------------
Jack B. Binion(1)                 2000        $1,000,000                --               --          $179,787
   Chairman of the Board          1999        $1,000,000                --               --          $144,960
   CEO and Secretary              1998        $1,000,000                --               --                --

Roger P. Wagner(2)                2000        $  295,833        $  146,156        18.350000          $102,067
   President - Chief              1999        $  250,000        $  125,000        18.301611          $  4,452
   Operating Officer              1998        $   32,692                --               --                --

Kirk C. Saylor(3)                 2000        $  250,000        $  123,513        18.350000          $137,432
   Senior Vice President          1999        $  222,404        $  112,500        16.471449          $  7,684
   Chief Financial Officer        1998        $  132,488        $   75,000               --          $  4,107

Floyd B. Hannon(4)                2000        $  250,000        $  123,513        18.350000          $ 67,293
   Senior Vice President          1999        $  125,000        $  125,000        18.508921          $    750
   Government Affairs             1998                --                --               --                --

Ricky S. Mazer(5)(8)              2000        $  200,000        $  216,540        14.650000          $ 12,314
   General Manager                1999        $   17,186        $    5,945               --          $  1,228
   Empress Hammond                1998                --                --               --                --

David F. Fendrick(6)(8)           2000        $  238,020        $  184,696               --          $ 28,554
   Former General Manager         1999        $   15,846        $    7,042               --          $    860
   Empress Joliet                 1998                --                --               --                --

Joseph J. Canfora(7)(8)           2000        $  496,154        $  135,416               --          $ 84,380
   Former President               1999        $   38,462        $   36,818               --          $ 11,530
                                  1998                --                --               --                --

(1) All other compensation includes premiums on insurance policies of $179,767 and $144,960 for 2000 and 1999, respectively.

(2) All other compensation includes premiums on insurance policies of $6,370 and $4,452 for 2000 and 1999, respectively, and relocation payments made to, and on behalf of, Mr. Wagner amounting to $95,697 for 2000. In the event there is a change in control, Mr. Wagner is entitled to 2.99 times his most recent salary and bonus.

(3) All other compensation includes premiums on insurance policies of $10,914 and $7,684 for 2000 and 1999, respectively, and relocation payments made to, and on behalf of, Mr. Saylor amounting to $126,518 for 2000. In the event there is a change in control, Mr. Saylor is entitled to 2.99 times his most recent salary and bonus.

(4) All other compensation includes premiums on insurance policies of $11,090 and $750 for 2000 and 1999, respectively, relocation payments made to, and on behalf of, Mr. Hannon amounting to $42,363 for 2000 and use of Company automobile amounting to $13,840 for 2000. In the event there is a change in control, Mr. Hannon is entitled to 2.99 times his most recent salary and bonus.

(5) All other compensation includes premiums on insurance policies of $8,014 and $870 for 2000 and 1999, respectively, and use of Company automobile amounting to $4,300 and $358 for 2000 and 1999, respectively. In the event there is a change in control, Mr. Mazer is entitled to 1.00 times his most recent salary and bonus.

(6) Mr. Fendrick resigned as the General Manager of Empress Joliet on December 31, 2000. Included in all other compensation are premiums on insurance policies of $10,315 and $860 for 2000 and 1999, respectively, use of Company automobile amounting to $2,938 for 2000 and accrued vacation of $15,301 for 2000.

(7) Mr. Canfora resigned as President effective July 1, 2000. Included in all other compensation are premiums on insurance policies of $17,740 and $11,530 for 2000 and 1999, respectively, use of company automobile amounting to $12,793 for 2000 and accrued vacation of $53,846 for 2000. Mr. Canfora is also covered under a severance agreement that requires bi-weekly payments of $19,231 through December 31, 2001.

(8)     Includes compensation since December 1, 1999, the date of the Empress
        Merger.

        No other annual compensation or long-term incentive plan payouts were paid during the year ended December 31, 2000.

        The following table sets forth certain information regarding grants of stock options made to the Named Executive Officers during 2000, including information as to the potential realizable value of such options at assumed annual rates of stock price appreciation for the ten-year option terms. Additional information is provided concerning this potential realizable value for all optionees receiving grants in 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                                   INDIVIDUAL GRANTS                             POTENTIAL REALIZABLE
                                             -----------------------------                      VALUE AT ASSUMED ANNUAL
                              NUMBER OF        PERCENT OF                                         RATES OF STOCK PRICE
                             SECURITIES      TOTAL OPTIONS/                                         APPRECIATION FOR
                             UNDERLYING       SARs GRANTED       EXERCISE                          OPTION/SAR TERM(1)
                            OPTIONS/SARs      TO EMPLOYEES       OR BASE       EXPIRATION    -----------------------------
NAME                         GRANTED(2)          IN 2000       PRICE($/SH.)       DATE            5%              10%
----                        ------------     --------------    ------------    ----------    ------------     ------------
Jack B. Binion                     --                --                --             --              --               --
Roger P. Wagner                 18.35              3.02%         $ 44,488       12/31/09     $    513,401     $  1,301,059
Kirk C. Saylor                  18.35              3.02%         $ 44,488       12/31/09     $    513,401     $  1,301,059
Floyd B. Hannon                 18.35              3.02%         $ 44,488       12/31/09     $    513,401     $  1,301,059
Ricky S. Mazer                  14.65              2.41%         $ 44,488       12/31/09     $    409,881     $  1,038,720

All Option/SARs                607.80            100.00%         $ 44,488       12/31/09     $ 17,005,189     $ 43,094,488


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

        The following table sets forth certain information concerning stock option exercises during 2000 by the Named Executive Officers named in the Summary Compensation Table and information concerning option values.


AGGREGATED OPTION/SAR EXERCISES IN 2000 AND DECEMBER 31, 2000 OPTION/SAR VALUES

                                                    Number of Securities
                                                   Underlying Unexercised          Value of Unexercised,
                                                     Options/SARs Held           In-the-Money Options/SARs
                        Shares                      at December 31, 2000          at December 31, 2000(1)
                      Acquired on     Value     ----------------------------   ----------------------------
Name                   Exercise     Realized    Exercisable    Unexercisable   Exercisable    Unexercisable
                      -----------   ---------   -----------    -------------   -----------    -------------
Jack B. Binion               --            --           --              --             --              --
Roger P. Wagner        4.575403     $ 168,613     9.162903       22.913301      $ 114,019       $ 228,028
Kirk C. Saylor         4.117862     $ 151,751     8.705362       21.998224      $ 102,613       $ 205,226
Floyd B. Hannon        4.627230     $ 116,014     4.587500       27.644191             --       $ 348,042
Ricky S. Mazer               --            --     3.662500       10.987500             --              --

(1) Amount represents the difference between the aggregate exercise price of unexercised options/SARs and a $38,579 per share price as determined by the Company pursuant to the Equity Incentive Plan document. The $38,579 per share price represents the latest available fair market price as determined pursuant to the plan document.

COMPENSATION OF DIRECTORS; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Bylaws of the Company provide for a six-member Board of Directors. There are currently three directors. Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Vacancies on the Board of Directors may be filled by a majority of the remaining directors. The Chairman of the Board of Directors receives no compensation for services on the Board, Peri N. Howard receives $250,000 and Leslie L. Kenny receives no compensation for services on the board. Officers serve at the discretion of the Board. The Board has no Compensation Committee.

EMPLOYMENT AGREEMENTS

        Jack B. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. There is no existing employment agreement providing for Mr. Binion to receive compensation for his services in the future.

        Roger P. Wagner is employed as the President and Chief Operating Officer of the Company pursuant to an employment agreement executed on November 3, 1998. Mr. Wagner's term of employment under this agreement expires on December 1, 2002. Mr. Wagner collaborates with Senior Management of the Company to develop operating objectives that will achieve the Company's profitability and development goals. He directs and oversees Company operations at each casino and assures that each operating division is properly organized, staffed, and directed to fulfill its responsibilities in accordance with Company standards. Mr. Wagner presently earns a base salary of five hundred thousand dollars ($500,000) and a discretionary bonus.

        Kirk C. Saylor is employed as the Senior Vice President - Chief Financial Officer for the Company pursuant to an employment agreement with the Company dated November 15, 1998. Mr. Saylor's term of employment under the employment agreement expires January 1, 2003. Mr. Saylor is responsible for overseeing the senior accounting operations of the Company's facilities and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. Mr. Saylor presently earns compensation of two hundred seventy thousand dollars ($270,000) per year base salary and a discretionary bonus.

        Floyd P. Hannon is employed as the Senior Vice President - Government Affairs for the Company pursuant to an employment agreement with the Company dated July 5, 1999. Mr. Hannon's term of employment under the employment agreement expires March 31, 2001. Mr. Hannon is responsible for overseeing all aspects of governmental relations, regulatory compliance and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. Mr. Hannon presently earns compensation of two hundred sixty-seven thousand five hundred dollars ($267,500) per year base salary and a discretionary bonus.

        Ricky S. Mazer is employed as the General Manager of Empress Casino - Hammond pursuant to an employment agreement with the Company dated March 23, 2000. Mr. Mazer's term of employment under the employment agreement expires March 23, 2003. Mr. Mazer is responsible for overseeing all day to day activities of Empress Casino - Hammond in order to maximize, to the best of his ability, the profitability of the Hammond facility. Mr. Mazer presently earns compensation of two hundred twenty thousand dollars ($220,000) per year base salary and a discretionary bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information regarding beneficial ownership of common stock in the Company, as of March 15, 2001, by each person who is known by the Company to own beneficially more than 5% of the outstanding shares, by each director of the Company, each of the executive officers and by all directors and executive officers of the Company as a group.

                                                                    PERCENTAGE
               NAME(1)                          NUMBER OF SHARES    OF SHARES
               -------                          ----------------    ---------
               Jack B. Binion                       21,340(2)         91.10%
               Phyllis M. Cope                       1,907(3)          8.15
               Leslie L. Kenny                       1,194             5.10
               Peri N. Howard                        3,637(4)         15.53
               Scott Hamilton                        1,272(5)          5.43
               Wanda Parsons                         1,907(6)          8.15
               Directors and executive
               officers as a group(13)              21,393(7)         91.12

(1) The persons named in this table have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes. Unless otherwise indicated, the address for each of the persons or entities listed above is c/o the Company at 2300 Empress Drive, Joliet, IL 60436.

(2) Includes (a) the 9,779 shares held by Mr. Binion as an individual; (b) the 1,907 shares owned by Phyllis M. Cope; (c) the 3,637 shares owned by Peri N. Howard; (d) the 1,194 shares owned by

Leslie L. Kenney; (e) the 1,272 shares owned by Scott Hamilton; (f) the 1,907 shares owned by Wanda Parsons; and (g) the 1,644 shares held by members of Mr. Binion's family or trusts for the benefit of members of Mr. Binion's family. Mr. Binion expressly disclaims beneficial ownership of the 11,561 shares which are held of record members of Mr. Binion's family or by trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

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

(4) Includes 275 shares held by Peri N. Howard, as Trustee of the Ted J. Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Fancy Ann Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the James Christopher Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Robert Daniel Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Katie O'Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Kellie O'Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Rachel Fechser Trust 275 shares held by Peri N. Howard, as Trustee of the Ben E. Johnson Trust, 55 shares held by Peri N. Howard, as Trustee of the Bonnie Binion Trust, and 55 shares held by Peri N. Howard, as Trustee of the Benny Behnen Trust; 55 shares held by Peri N. Howard, as Trustee of the Jack Behnen Trust, 1,261 shares held by Peri N. Howard as an individual and 11 shares subject to options that are currently exercisable or will become exercisable within 60 days. Peri N. Howard expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

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

(7) Includes 64 shares subject to options that are currently exercisable or will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        A current owner, through an entity he owns, provides certain financial consulting services to the Company. Amounts paid to this company for fees totaled $300,000, $125,000 and none for the years ended December 31, 2000, 1999 and 1998, respectively.

        The Company and Walter Haybert, the former Chief Financial Officer of the Company, are parties to an agreement whereby the Company paid Mr. Haybert $150,000 per year for each of 1999 and 2000 as advances against the purchase price for his interest in the Company. The Company purchased Mr. Haybert's interest in the Company in April 2000 for a total purchase price of $5.1 million. The purchase agreement required a down payment of $1.0 million with the remainder being due in April 2002. The note requires quarterly interest payments at 9% of the outstanding principal amount.

         The Company and G.A. Robinson III, a current owner of the Company, are parties to an agreement whereby the Company agreed to purchase Mr. Robinson's ownership interest at a price to be determined later, if and when Mr. Robinson decides to sell. In April 2000, Mr. Robinson sold a portion of his ownership for a total purchase price of $4.4 million. The purchase agreement required a down payment of $700,000 with the remainder being due in April 2002. The note requires semi-annual interest payments at 9% of the outstanding principal amount.

        The Company and Patrick Savin, a former owner of the Company, are parties to an agreement whereby the Company agreed to purchase Mr. Savin's ownership interest for a total purchase price of $3.6 million. The note requires semi-annual interest payments at 10% of the outstanding principal amount with the principal being due in January 2004.

        In July 2000 the Company loaned Kirk C. Saylor, the Company's Senior Vice President and Chief Financial Officer, $150,000 evidenced by a promissory note. The note requires bi-weekly payments of $743 including interest at 10% and is due July 2005. The note is secured by a second mortgage on Mr. Saylor's personal residence. The amount outstanding on December 31, 2000 was $148,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:                        Page
                                                                          Number
                                                                          ------
        HORSESHOE GAMING HOLDING CORP.                                     F-1

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

(b)     REPORTS ON FORM 8-K:

        On February 7, 2001, a Form 8-K was filed disclosing the January 31, 2001 Settlement Agreement between the Illinois Gaming Board, Horseshoe Gaming Holding Corp., Empress Casino Joliet Corporation and Jack Binion.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Horseshoe Gaming Holding Corp.
                                                a Delaware corporation

Date: March 29, 2001                            By:  /s/ Jack B. Binion
                                                     -------------------------
                                                     Jack B. Binion

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

        SIGNATURE                          TITLE                          DATE
        ---------                          -----                          ----
/s/ Jack B. Binion         Chief Executive Officer, Secretary and    March 29, 2001
-------------------------  Chairman of the Board of Directors
Jack B. Binion             (Principal Executive Officer)


/s/ Peri N. Howard         Director                                  March 29, 2001
-------------------------
Peri N. Howard


/s/ Leslie L. Kenny        Director                                  March 29, 2001
-------------------------
Leslie L. Kenny


/s/ Kirk C. Saylor         Chief Financial Officer and Treasurer     March 29, 2001
-------------------------  (Principal Financial and Accounting
Kirk C. Saylor             Officer)

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
1.1(f.)    Purchase Agreement, dated May 6, 1999, by and among Horseshoe Gaming
           Holding Corp. and the initial purchasers.

2.1(d.)    First Amendment to Deposit Escrow Agreement, by and among Horseshoe
           Gaming, L.L.C. and Empress Entertainment, Inc., dated March 25, 1999.

2.2(d.)    First Amendment to Agreement and Plan of Merger, dated as of March
           25, 1999, to the Agreement and Plan of Merger, dated as of September
           22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming
           (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress
           Acquisition Indiana, Inc., Empress Casino Joliet Corporation, Empress
           Casino Hammond Corporation and Empress Entertainment, Inc.

2.3(c.) Agreement and Plan of Merger, dated as of September 2, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc.,
           Empress Acquisition Illinois, Inc., Empress Acquisition Indiana,
           Inc., Empress Casino Joliet Corporation, Empress Casino Hammond
           Corporation and Empress Entertainment, Inc.

2.4(f.)    Subscription and Reorganization Agreement, dated as of April 23,
           1999, by and among Horseshoe Gaming Holding Corp, Horseshoe Gaming,
           L.L.C., Robinson Property Group, Inc., and others listed therein.

2.5(g.)    Second Amendment to Agreement and Plan of Merger, dated as of July
           23, 1999, to the Agreement and Plan of Merger, dated as of September
           22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming
           (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress
           Acquisition Indiana, Inc., Empress Entertainment, Inc., Empress
           Casino Joliet Corporation and Empress Casino Hammond Corporation.

2.6(i.) Assumption Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming L.L.C., Horseshoe Gaming (Midwest), Inc., Empress
           Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc.,
           Empress Entertainment, Inc., Empress Casino Joliet Corporation,
           Empress Casino Hammond Corporation, Horseshoe Acquisition Illinois,
           Inc., Horseshoe Acquisition Indiana, Inc., and Horseshoe Gaming
           Holding Corp.

3.1(f.)    Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2(f.)    By-laws of Horseshoe Gaming Holding Corp.

4.1(f.)    Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming
           Holding Corp. and U.S. Trust Company, National Association.

4.2(f.)    Second Supplemental Indenture, dated as of May 11, 1999, to
           Indenture, dated as of October 10, 1995, by and between Horseshoe
           Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S.
           Trust Company, National Association.

4.3(f.)    Amendment No. 1 to Second Ship Mortgage on the Whole of the Horseshoe
           Casino & Hotel, Tunica executed by Robinson Property Group Limited
           Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.

4.4(b.) Purchase Agreement for 93/8% Series A Senior Subordinated Notes by and among Horseshoe Gaming, L.L.C. and Robinson Property Group
           Limited Partnership, as guarantor, and Wasserstein Perella
           Securities, Inc. as Initial Purchaser.

4.5(b.)    Form of 93/8% Senior Subordinated Note due 2007 of Horseshoe Gaming,
           L.L.C.

4.6(b.)    Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming,
           L.L.C., U.S. Trust Company of Texas, N.A., as Trustee, and Robinson
           Property Group Limited Partnership, as guarantor, with respect to the 9 3/8% Senior Subordinated Notes due 2007.

4.7(b.)    Exchange and Registration Rights Agreement, dated as of June 25,
           1997, by and among Horseshoe Gaming, L.L.C., Robinson Property Group
           Limited Partnership and Wasserstein Perella Securities, Inc.

4.8(b.)    Intercompany Senior Secured Note due June 15, 2007 executed by
           Robinson Property Group Limited Partnership in favor of Horseshoe
           Gaming, L.L.C.

4.9(b.)    Intercompany Senior Secured Note due June 15, 2007 executed by
           Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

4.10(h.)   Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30,
           1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of
           Commerce.(1)

--------

        (1) In accordance with item 601 of Regulation S-K, the Registrant has not filed the schedules to this Agreement with the Securities and Exchange Commission. The Registrant undertakes to supplementally provide a copy of such schedules to the Securities and Exchange Commission upon request.

4.11(j.)   Indenture dated as of June 18, 1998 by and between Empress
           Entertainment, Inc., as issuer, the Guarantors named therein and U.S.
           Bank National Association as Trustee with respect to Empress' 8 1/8%,
           $150 million Senior Subordinated Notes due 2006.

4.12(j.)   Supplemental Indenture, dated as of December 1, 1999, among Empress
           Casino Hammond Corporation, Empress Residential, L.L.C. and Empress
           Casino Joliet Corporation (collectively, the "Subsidiary Guarantors") with respect to the unconditional guarantee of all of the Company's obligations under Indenture covering the 9 3/8% Senior Subordinated
           Notes due 2007 by the Subsidiary Guarantors.

4.13(j.)   Supplemental Indenture dated as of December 1, 1999, between
           Horseshoe Gaming Holding Corp., to the 9 3/8% Senior Subordinated
           Notes due 2007 and U.S. Trust Company of Texas, N.A.

4.14(j.) Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding
           Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
           Canadian Imperial Bank of Commerce.

4.15(j.) Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding
           Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
           Canadian Imperial Bank of Commerce.

4.16(j.) Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding
           Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
           Canadian Imperial Bank of Commerce.

10.1(f.)   Settlement Term Sheet, dated as of May 19, 1999, by and among Jack B.
           Binion, Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C., Paul R.
           Alanis, Loren Ostrow, John Schreiber and Cliff Kortman.

10.2(f.)   Horseshoe Note Pledge and Security Agreement, dated as of and on May
           11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe
           Gaming, L.L.C. and U.S. Trust Company, National Association.

10.3(f.)   Registration Rights Agreement, dated May 11, 1999, by and among
           Horseshoe Gaming Holding Corp. and the initial purchasers.

10.4(f.) Security and Control Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp. and U.S. Trust Company,
           National Association.

10.5(f.)   Guarantee, dated as of May 11, 1999, by Robinson Property Group,
           Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.

10.6(f.) Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.

10.7(f.) Stockholders' Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.

10.8(d.) Settlement Agreement, dated as of December 31, 1998, by and among Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Hollywood Park,
           Inc.

10.9(d.) Settlement Agreement, dated as of February 3, 1999, by and among Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Mike Allen.

10.10(d.)  Mutual General Release, dated February 23, 1999, by and among
           Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe GP, Inc.,
           Robinson Property Group Limited Partnership, New Gaming Capital
           Partnership, Horseshoe Entertainment, and Nobutaka Mutaguchi.

10.11(d.)  Exclusive License Agreement, dated July 2, 1998, by and between
           Horseshoe Gaming, L.L.C. and Horseshoe License Company.

10.12(d.)  Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and Larry Lepinski.

10.13(d.)  Amended and Restated Employment Agreement, dated October 15, 1998, by and between Robinson Property Group and Robert McQueen.

10.14(d.)  Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and Kirk Saylor.

10.15(f.)  Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and David Carroll.

10.16(f.)  Employment Agreement, dated as of November 3, 1998, by and between
           Horseshoe Gaming, Inc. and Roger Wagner.

10.17(e.)  Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming,
           L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
           Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and
           August Robin.

10.18(e.)  Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming,
           L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
           Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra
           Piper; and Robert E. Piper, Jr.

10.19(g.)  Consulting Agreement, dated as of July 23, 1999, by and between
           Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.

10.20(j.)  Amended & Restated Employment Agreement dated as of March 2000, by and between Empress

           Casino Hammond Corporation and Ricky S. Mazer.

10.21(j.)  Equity Incentive Plan dated as of January 1, 1999 by and between
           Horseshoe Gaming Holding Corp. and certain employees.

10.22(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Alpine Associates.

10.23(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Bear Stearns F/A/O #
           2000.

10.24(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Matthewson CRUT.

10.25(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Nobutaka Mutaguchi.

10.26(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Post Balanced Fund.

10.27(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and Robert Fechser.

10.28(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and Doyle Brunson.

10.29(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and Key Fechser.

10.30(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and David Reese.

10.31(k.)  Purchase Agreement dated April 1, 2000, between Horseshoe Gaming
           Holding Corp. and Walter J. Haybert.

10.32(k.)  Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding
           Corp. and Water J. Haybert.

10.33(k.)  Purchase Agreement dated April 1, 2000 between Horseshoe Gaming
           Holding Corp. and G. A. Robinson, III.

10.34(k.)  Promissory Note dated April 1, 2000 between Horseshoe Gaming Holding
           Corp. and G.A. Robinson, III.

10.35(m.)  Purchase Agreement dated October 1, 2000 between Horseshoe Gaming
           Holding Corp. and Patrick Savin.

10.36(m.)  Promissory Note dated October 1, 2000 between Horseshoe Gaming
           Holding Corp. and Patrick Savin.

10.37(n.)  Empress Casino Joliet Settlement Agreement between the Illinois
           Gaming Board, Horseshoe Gaming Holding Corp., Empress Casino Joliet
           Corporation and Jack Binion, dated January 31, 2001.

10.38(o.)  Horseshoe Gaming Holding Corp. 401(k) Plan document.

10.39(o.)  First Amendment to Horseshoe Gaming Holding Corp. 401(k) Plan dated
           January 1, 2001.

10.40(o.)  Horseshoe Gaming Holding Corp. Deferred Compensation Plan document.

10.41(o.)  Employment Agreement, dated July 5, 1999, by and between Horseshoe
           Gaming, Inc. and Floyd B. Hannon.

10.42(o.)  Employment Agreement, dated June 19, 2000, by and between Empress
           Casino Joliet Corporation and Douglas Ferrari.

10.43(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Roger P. Wagner.

10.44(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Kirk C. Saylor.

10.45(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and David S. Carroll.

10.46(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Floyd B. Hannon.

10.47(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Peri N. Howard.

10.48(o.)  Horseshoe Gaming Holding Corp. Retention Bonus Plan, effective August
           1, 2000.

10.49(o.)  Amended And Restated Employment Agreement, dated October 15, 1998, by and between Horseshoe Gaming Inc. and Jon C. Wolfe.

10.50(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Jon C. Wolfe.

20.1(c.)   Press Release issued on September 2, 1998 by Horseshoe Gaming, L.L.C.
           announcing that it had executed an agreement to acquire the riverboat gaming operations of Empress Entertainment, Inc.

21.1(o.)   Subsidiaries of Horseshoe Gaming Holding Corp.

99.1(f.)   Form of Letter of Transmittal for Tender of all Outstanding 8 5/8%
           Series A Senior Subordinated Notes Due 2009 in exchange for 8 5/8%
           Series B Senior Subordinated Notes Due 2009 of Horseshoe Gaming
           Holding Corp.

99.2(f.)   Form of Tender for all Outstanding 8 5/8% Series A Senior
           Subordinated Notes Due 2009 in exchange for 8 5/8% Series B Senior
           Subordinated Notes Due 2009 of Horseshoe Gaming Holding Corp.

99.3(f.)   Form of Instruction to Registered Holder from Beneficial Owner of 8
           5/8% Series A Senior Subordinated Notes Due 2009 of Horseshoe Gaming
           Holding Corp.

99.4(f.)   Form of Notice of Guaranteed Delivery for Outstanding 8 5/8% Series A
           Senior Subordinated Notes Due 2009 in exchange for 8 5/8% Series B
           Senior Subordinated Notes Due 2009 of Horseshoe Gaming Holding Corp.

99.5(l.)   Verified Request for Hearing on the Illinois Gaming Board's July 19,
           2000 Notice of Denial of License Renewal for Empress Casino Joliet.


---------------------

(a.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration Statement on Form S-4 (No. 333-0214) (the "1996 Form S-4") filed on January 8, 1996.

(b.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration Statement on Form S-4 (No. 333-33145) filed on August 7, 1997.

(c.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 8-K filed on September 18, 1998.

(d.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.

(e.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999..

(f.) Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

(g.) Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp's Form S-4 Registration Statement filed on July 30, 1999.

(h.) Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp's Form S-4 Registration Statement filed on August 2, 1999.

(i.) Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on December 16, 1999.

(j.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.

(k.)    Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 15,
        2000.

(l.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August 11, 2000.

(m.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2000.

(n.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on February 7, 2001.

(o.)    Filed herewith.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Horseshoe Gaming Holding Corp. and Subsidiaries                                              Page
-----------------------------------------------                                              ----
Report of Independent Public Accountants                                                      F-2

Consolidated Financial Statements:

   Balance sheets as of December 31, 2000 and 1999                                            F-3

   Statements of operations for the years ended December 31, 2000, 1999 and 1998              F-4

   Statements of stockholders' equity for the years ended December 31, 2000, 1999 and 1998    F-5

   Statements of cash flows for the years ended December 31, 2000, 1999 and 1998              F-6

   Notes to consolidated financial statements                                                 F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Horseshoe Gaming Holding Corp.:

We have audited the accompanying consolidated balance sheets of HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES (the "Company") (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Gaming Holding Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Memphis, Tennessee
February 16, 2001

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       2000            1999
                                                                    -----------     -----------
                                     ASSETS
Current assets
   Cash and cash equivalents                                        $    78,133     $   118,276
   Restricted cash                                                           --         159,002
   Accounts receivable, net of allowance for doubtful
      accounts of $12,912 and $11,089                                    15,847          14,776
   Inventories                                                            5,678           5,516
   Prepaid expenses and other                                             7,419           6,212
                                                                    -----------     -----------
         Total current assets                                           107,077         303,782
                                                                    -----------     -----------
Property and equipment, net                                             540,802         546,464
Assets held for sale                                                         --           1,630
Goodwill, net                                                           479,503         470,720
Other, net                                                               77,156          86,648
                                                                    -----------     -----------
                                                                    $ 1,204,538     $ 1,409,244
                                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                             $    10,995     $   164,245
   Accounts payable                                                      14,985           8,430
   Accrued expenses and other                                           100,806          86,548
                                                                    -----------     -----------
         Total current liabilities                                      126,786         259,223
                                                                    -----------     -----------

Long-term liabilities
   Long-term debt, less current maturities                            1,017,226       1,094,703
   Other long-term liabilities                                            2,193          13,964
                                                                    -----------     -----------
         Total long-term liabilities                                  1,019,419       1,108,667
                                                                    -----------     -----------
Commitments and contingencies
Redeemable ownership interests                                            5,725           6,760
Stockholders' equity
   Common stock, $.01 par value, 50,000 shares authorized,
      25,000 shares issued, 23,413 and 23,772 shares outstanding             --              --
   Additional paid-in capital                                            52,715          46,637
   Retained earnings                                                     43,267          16,789
                                                                    -----------     -----------
                                                                         95,982          63,426
   Treasury stock, at cost, 1,587 and 1,228 shares, respectively        (43,374)        (28,832)
                                                                    -----------     -----------
         Total stockholders' equity                                      52,608          34,594
                                                                    -----------     -----------
                                                                    $ 1,204,538     $ 1,409,244
                                                                    ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)


                                                     2000            1999            1998
                                                  -----------     -----------     -----------
Revenues
   Casino                                         $   960,927     $   487,536     $   429,825
   Food and beverage                                   85,212          52,953          48,263
   Hotel                                               32,169          33,494          35,448
   Retail and other                                    20,411          13,004           9,980
                                                  -----------     -----------     -----------
                                                    1,098,719         586,987         523,516
   Promotional allowances                             (85,883)        (64,832)        (62,340)
                                                  -----------     -----------     -----------
      Net revenues                                  1,012,836         522,155         461,176
                                                  -----------     -----------     -----------

Expenses
   Casino                                             555,429         269,188         247,773
   Food and beverage                                   34,378          16,818          15,853
   Hotel                                                4,146           3,220           3,518
   Retail and other                                     6,918           6,821           6,910
   General and administrative                         127,659          69,558          63,551
   Corporate expenses                                  37,945           7,945           8,702
   Deferred compensation expense                        8,338             469           4,245
   Preopening expenses                                     --              --             653
   Net loss on disposal of assets                         494              78              79
   (Gain) write-down on assets held for sale           (2,096)         10,346          12,911
   Depreciation and amortization                       81,468          41,806          33,888
                                                  -----------     -----------     -----------
      Total expenses                                  854,679         426,249         398,083
                                                  -----------     -----------     -----------

Operating income                                      158,157          95,906          63,093

Other income (expense)
   Interest expense                                   (98,894)        (65,219)        (39,861)
   Interest income                                      2,683          11,887           2,189
   Other, net                                          (1,232)           (548)            491
                                                  -----------     -----------     -----------
      Total other income (expense)                    (97,443)        (53,880)        (37,181)
                                                  -----------     -----------     -----------
Income before extraordinary loss
   on early retirement of debt                         60,714          42,026          25,912

Extraordinary loss on early retirement of debt             --          (9,653)           (787)
                                                  -----------     -----------     -----------
Net income                                        $    60,714     $    32,373     $    25,125
                                                  ===========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                          Additional
                                       Members'     Common    Treasury     Paid-in      Retained
                                        Equity      Stock      Stock       Capital      Earnings     Total
                                       --------     ------    --------    ----------    --------    --------
Balance, December 31, 1997             $ 64,595
Cash distribution                       (17,012)
Revaluation of land contribution         (1,109)
Increase in redeemable
  ownership interests                      (448)
Net income                               25,125
                                       --------

Balance, December 31, 1998               71,151
Cash distributions                      (10,616)
Decrease in redeemable
  ownership interests                     2,181
Warrant repurchase                      (34,426)
Net income                               13,389
                                       --------

Balance, June 30, 1999                   41,679
Exchange of members' ownership
  interests for 25,000 shares of
  common stock at $.01 par value        (41,679)     $--      $     --     $ 41,679     $     --    $ 41,679
Dividends:
  Cash                                       --       --            --           --         (566)       (566)
  Payable                                    --       --            --           --       (1,629)     (1,629)
Increase in redeemable
  ownership interests                        --       --            --         (294)          --        (294)
Treasury stock purchases                     --       --       (28,832)       5,252           --     (23,580)
Net income                                   --       --            --           --       18,984      18,984
                                       --------      ---      --------     --------     --------    --------
Balance, December 31, 1999                   --       --       (28,832)      46,637       16,789      34,594
Dividends:
  Cash                                       --       --            --           --      (36,395)    (36,395)
  Receivable                                 --       --            --           --        2,159       2,159
Increase in redeemable
  ownership interests                        --       --            --         (400)          --        (400)
Treasury stock purchases                     --       --       (14,542)       6,478           --      (8,064)
Net income                                   --       --            --           --       60,714      60,714
                                       --------      ---      --------     --------     --------    --------
Balance, December 31, 2000             $     --      $--      $(43,374)    $ 52,715     $ 43,267    $ 52,608
                                       ========      ===      ========     ========     ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)


                                                                      2000         1999         1998
                                                                    ---------    ---------    ---------
Cash flows from operating activities
   Net income                                                       $  60,714    $  32,373    $  25,125
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                 81,468       41,806       33,888
         (Gain) write-down on asset held for sale                      (2,096)      10,346       12,911
         Amortization of debt discounts,
           deferred finance charges and other                           4,468        3,631        2,741
         Provision for doubtful accounts                                7,651        4,643       11,937
         Deferred compensation expense                                  8,338          469        4,245
         Net loss on disposal of assets                                   494           78           79
         Extraordinary loss on early retirement of debt                    --        9,653          787
         Minority interest in income (loss) of subsidiary                  --          311         (640)
         Net change in assets and liabilities                          (9,949)      14,774      (22,238)
                                                                    ---------    ---------    ---------
              Net cash provided by operating activities               151,088      118,084       68,835
                                                                    ---------    ---------    ---------

Cash flows from investing activities
   Purchases of property and equipment                                (74,551)    (205,168)     (46,655)
   Proceeds from sale of property                                       6,292           --          383
   Goodwill                                                               (80)    (257,928)          --
   Net increase in other assets                                            --      (25,603)     (17,902)
   Decrease in construction payables                                       --           --      (26,290)
                                                                    ---------    ---------    ---------
              Net cash used in investing activities                   (68,339)    (488,699)     (90,464)
                                                                    ---------    ---------    ---------

Cash flows from financing activities
   Proceeds from long-term debt                                        49,500      897,810       85,000
   Repayments on long-term debt                                      (293,079)    (236,895)     (10,185)
   Decrease (increase) in restricted cash                             159,002     (159,002)          --
   Capital dividends                                                  (38,024)     (12,811)     (17,012)
   Debt issue costs and commitment fees                                  (291)     (30,664)        (725)
   Warrant repurchases                                                     --      (34,426)          --
   Redeemable ownership payments                                           --      (16,642)          --
   Purchase of treasury stock                                              --       (1,788)          --
   Distributions to minority shareholders                                  --         (842)          (8)
                                                                    ---------    ---------    ---------
              Net cash (used in) provided by financing activities    (122,892)     404,740       57,070
                                                                    ---------    ---------    ---------

Net change in cash and cash equivalents                               (40,143)      34,125       35,441
Cash and cash equivalents, beginning of period                        118,276       84,151       48,710
                                                                    ---------    ---------    ---------
Cash and cash equivalents, end of period                            $  78,133    $ 118,276    $  84,151
                                                                    =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.      ORGANIZATION AND BASIS OF PRESENTATION

        Horseshoe Gaming Holding Corp. (the "Company"), a Delaware corporation, conducts casino gaming, hotel and other related operations at riverboat casinos under the "Horseshoe" and "Empress" names in Bossier City, Louisiana; Tunica County, Mississippi; Hammond, Indiana; and Joliet, Illinois.

        On April 15, 1999, the Company acquired over 90% of the aggregate ownership of Horseshoe Gaming, LLC ("Horseshoe Gaming") from Horseshoe Gaming's members in exchange for interests in the Company. The remaining ownership interests of Horseshoe Gaming either were contributed to the Company in exchange for interests in the Company or acquired by the Company or Horseshoe Gaming and Horseshoe Gaming was subsequently dissolved.

        A description of each principal subsidiary is as follows:

            - New Gaming Capital Partnership ("NGCP") is a Nevada limited partnership, which was formed on February 4, 1993. NGCP is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc. and is a 91.92% owner of Horseshoe Entertainment, L.P., a Louisiana limited partnership which owns and operates the Horseshoe Bossier City, ("Bossier City"). In April 1999, the Company purchased the remaining 8.08% limited partner interests in Horseshoe Entertainment, L.P., (see Note 10), not held by NGCP.

            - Robinson Property Group, Limited Partnership ("RPG") is a Mississippi limited partnership, which was formed on June 7, 1993. RPG owns and operates the Horseshoe Tunica ("Tunica") located in Tunica County, Mississippi, and is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc.

            - Empress Casino Hammond Corporation ("Hammond" or "Empress Hammond") is an Indiana Corporation, which was formed on November 25, 1992. The Company acquired Hammond from Empress Entertainment, Inc. on December 1, 1999 (see Note 4). Hammond owns and operates the Empress Casino in Hammond, Indiana and is 100% owned by the Company.

            - Empress Casino Joliet Corporation ("Joliet" or "Empress Joliet") is an Illinois Corporation, which was formed on December 26, 1990. The Company acquired Joliet from Empress Entertainment, Inc. on December 1, 1999 (see Note 4). Joliet owns and operates the Empress Casino and Hotel in Joliet, Illinois and is 100% owned by the Company.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries (see Note 1). All significant intercompany accounts and transactions have been eliminated.

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

        Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

               Buildings, boat, barge and improvements       15 to 31.5 years
               Furniture, fixtures and equipment              3 to 10   years

Capitalized Interest

        The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the years ended December 31, 2000, 1999 and 1998, was $1.0 million, $8,000 and $163,000, respectively.

Goodwill

        Goodwill is amortized on a straight-line basis over 25 years, which management estimates is the related minimum benefit period. The amount of amortization expense recorded for the years ended December 31, 2000, 1999 and 1998, was $20.7 million, $3.6 million and $1.7 million, respectively.

Deferred Finance Charges

        Deferred finance charges, which are included in other assets, consist of fees and expenses incurred to obtain the Company's debt. The deferred finance charges are being amortized over the term of the related debt using the effective interest method (see Note 8).

Redeemable Ownership Interests

        The Company is obligated to repurchase ownership interests totaling 0.8% of the Company's outstanding equity interests issued to certain employees pursuant to employment agreements in the event of their termination at a price equal to the then fair market value, based on an independent appraisal. The estimated fair value of such ownership interests is reported outside of equity in the accompanying consolidated balance sheets for all periods presented and expensed over the vesting period (see Note 12).

Dividends and Capital Distributions

        The Company's debt agreements contain covenants that limit dividends and capital distributions to its stockholders. Dividends and capital distributions to the stockholders are to be based upon the Company's taxable income and the highest marginal Federal and state individual statutory tax rates in effect, which are applicable to any stockholder. Such dividends and distributions are to be paid quarterly based upon estimated taxable income. After filing of their annual tax returns by the Company and its subsidiaries, each stockholder is to reimburse the Company for overpayments of capital distributions or the Company is to withhold such amounts from future dividends to the stockholders.

Casino Revenues

        Casino revenue is the aggregate of gaming wins and losses.

Casino Promotional Allowances

        Casino promotional allowances consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge. Such amounts are included in gross revenues and deducted as promotional allowances. The estimated costs of providing such complimentary services, which are included in casino department expenses, are as follows (in thousands):

                                                 Years Ended December 31,
                                              -------------------------------
                                               2000        1999        1998
                                              -------     -------     -------
               Food and beverage              $60,373     $37,534     $36,705
               Hotel                            8,612       8,384       8,325
               Other operating expenses         7,981       7,599       5,067
                                              -------     -------     -------
                                              $76,966     $53,517     $50,097
                                              =======     =======     =======

Advertising Costs

        The Company expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

Development and Preopening Expenses

        The Company expenses all development and preopening costs as incurred in accordance with Statements of Position 98-5 "Reporting on the Cost of Start-up Activities." Total preopening costs of $653,000 were expensed during 1998, in conjunction with expansions in Bossier City and Tunica.

Corporate Expenses

        Expenses associated with the management of the Company are recorded as corporate expenses and are reflected in the accompanying consolidated statements of operations in the periods such expenses are incurred.

Deferred Compensation Expense

        Deferred compensation expense represents compensation expenses related to ownership interests in the Company issued to employees pursuant to employment agreements, the 1997 Unit Option Plan and the 1999 Equity Incentive Plan (see
Note 12).

Income Taxes

        The Company is organized as a corporation under Delaware laws and has elected to be taxed as an S Corporation for Federal income tax purposes. During 1998, the Company was organized as a limited liability company under Delaware laws. The Internal Revenue Service classifies a limited liability company as a partnership for Federal income tax purposes if the limited liability company lacks certain characteristics of corporations. Management believed that the Company lacked such corporate characteristics and, accordingly classified the Company as a partnership for Federal income tax purposes.

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

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable (see Note 6).

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain amounts from prior years have been reclassified to conform to the current year presentations, which have no effect on previously reported net income.

Recently Issued and Proposed Accounting Standards

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative financial instruments. The provisions of SFAS No. 133 require that a company recognizes all derivatives as either assets or liabilities on its balance sheet and that the instruments be valued at their fair value. The Statement also defines the criteria and conditions which govern the recognition of subsequent changes in the fair value of the instrument as being either balance sheet or income statement events. The provisions of SFAS No. 133 are effective for years beginning after June 15, 2000. We do not expect the adoption of SFAS No. 133 to materially impact our results of operations or financial position.

        The FASB has issued a proposed SFAS that will impact the accounting for business combinations and intangible assets, including goodwill. If adopted as currently proposed, the new SFAS will require that all acquisitions be accounted for under the purchase method and the amortization of goodwill will cease. Goodwill will be subject to periodic reviews for impairment, and, if impaired, a write-down would be recorded. The new SFAS is expected to be issued during 2001 and its provisions are expected to be effective for the first fiscal quarter after issuance. Early adoption or retroactive application of the new Standard is not expected to be permitted, although pro forma disclosures of the impact of its provisions on periods prior to the date of adoption are expected to be required.

3.      CONSOLIDATED STATEMENTS OF CASH FLOWS

        The following non-cash investing and financing activities are not reflected in the Consolidated Statements of Cash Flows:

        During 2000, an individual exercised a put option which had previously been recorded as redeemable ownership interests. As a result, the Company increased accrued liabilities and decreased redeemable ownership interests by $1.3 million.

        During 2000, the Company purchased 359 shares of the Company's common stock valued at $14.5 million for debt. The Company had accrued for the repurchase of 146 shares valued at $6.5 million.

        During 2000, Bossier sold an offsite hotel for $4.2 million. The Company received a note receivable for $2.0 million of the sale price.

        During 1999, the Company acquired Hammond and Joliet for cash plus the assumption of debt. As a result, the Company increased debt by $151.5 million, which included the tender premium of $1.5 million, increased accrued liabilities by $5.1 million and increased goodwill by $156.6 million. The Company also recorded additional liabilities and goodwill related to the acquisition of Hammond and Joliet totaling $3.8 million.

       During 1999, the Company purchased treasury stock for $21.8 million in notes payable.

       Also, during 1999, the Company purchased certain ownership interests for $28.1 million in notes payable. The Company had previously recorded redeemable ownership interests for the repurchase of these ownership interests.

       During 1999, the Company purchased the remaining 8.08% limited partnership interest not held by NGCP for $30.6 million. The non-cash asset of $25.9 million increased goodwill by $13.0 million and other assets by $12.9 million. The non-cash liability increased accrued expenses by $10.6 million, other long-term accrued expenses by $12.8 million and minority interest by $2.5 million.

       During 1998, the carrying value of the land was adjusted to its estimated fair market value as agreed to by Tunica and the contributing partner. As a result, Tunica reduced the value of the land by $941,000 and reduced goodwill by $168,000 with a corresponding reduction in partners' capital of $1.1 million.

       The net change in assets and liabilities consists of the following (in thousands):

                                                                Years Ended December 31,
                                                              ----------------------------
                                                                2000       1999       1998
                                                              --------   -------   --------
      (Increase) decrease in assets:
         Accounts receivable                                   $(7,117)  $(9,866)  $ (8,072)
         Inventories                                              (162)     (671)      (590)
         Prepaid expenses and other                             (5,223)   (1,730)    (2,382)
      Increase (decrease) in liabilities:
         Accounts payable                                        6,555       262     (2,226)
         Accrued expenses and other                             (4,002)   26,779     (8,968)
                                                              --------   -------   --------
                                                               $(9,949)  $14,774   $(22,238)
                                                              ========   =======   ========

Supplemental Cash Flow Disclosure (in thousands)
      Cash paid for interest, net of amounts capitalized      $100,044   $54,681   $ 36,530

4.      EMPRESS ACQUISITION

        On December 1, 1999, the Company acquired Hammond and Joliet from Empress Entertainment, Inc. (the "Empress Merger") for $493.9 million in cash plus transaction costs of $7.9 million. As additional consideration, the Company assumed $150.0 million of Empress' 8.125% Senior Subordinated Notes due 2006 (the "Empress Notes"). Pursuant to a change in control offer to purchase the Empress Notes at 101% of their principal amount in accordance with the terms of the Indenture, the Company retired all of the Empress Notes in January 2000. Hammond and Joliet continue to operate as wholly owned subsidiaries of the Company.

       The acquisition has been recorded using the purchase method of accounting. During 2000, the Company recorded an additional $29.5 million of goodwill relating to further allocations of the purchase price of the Empress properties to the tangible and intangible assets acquired and liabilities assumed, bringing the total goodwill to $451.3 million. The goodwill is being amortized over 25 years from the date of acquisition. The Company valued the acquired intangibles (included in other assets, net in the accompanying consolidated balance sheets) to be $10.0 million for trademarks and $5.0 million for customer lists. These amounts are being amortized over five years. The purchase price of the acquisitions and related allocation consist of the following (in thousands):

         PURCHASE PRICE:
               Cash                                                   $493,900
               Transactions costs                                        7,908
                                                                      --------
                      Total cash consideration                         501,808
                      Plus: Debt and accrued interest assumed          155,078
                            Tender premium on debt                       1,500
                                                                      --------
                      Total purchase price                            $658,386
                                                                      ========

       ALLOCATION OF PURCHASE PRICE:
               Current assets                                         $ 46,018
               Property and equipment                                  163,004
               Other assets, net                                        14,518
               Intangible assets                                        15,000
               Goodwill                                                451,301
               Current liabilities                                     (31,455)
                                                                      --------
                      Total allocation of purchase price              $658,386
                                                                      ========

       The following unaudited pro-forma financial information (in thousands) assumes the acquisitions occurred at the beginning of each period presented. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of these periods, or as a prediction of results which may occur in the future.

                                                 Years Ended December 31,
                                                 --------------------------
                                                    2000           1999
                                                 -----------    -----------
                                                 (unaudited)    (unaudited)
        Net revenues                              $940,507       $857,842
        Operating income                          $164,024       $111,691
        Net income                                $ 55,668       $ 13,647

5.      PROPERTY AND EQUIPMENT

       Property and equipment consists of the following (in thousands):

                                                          As of December 31,
                                                        -----------------------
                                                          2000           1999
                                                        ---------      --------
         Land and land improvements                     $  33,357     $  26,355
         Buildings, boat, barge and improvements          502,105       493,325
         Furniture, fixtures and equipment                135,242       116,531
         Construction in progress                           5,842         2,067
                                                        ---------      --------
                                                          676,546       638,278
         Accumulated depreciation                        (135,744)      (91,814)
                                                        ---------      --------
             Property and equipment, net                $ 540,802      $546,464
                                                        =========      ========

6.     ASSETS HELD FOR SALE

       In 1998, Bossier City replaced its riverboat casino facility ("Queen of the Red") with a new riverboat casino facility. The Queen of the Red, along with its related gaming equipment, were reported as assets held for sale in the accompanying 1999 consolidated balance sheet. During 1999 and 1998, Bossier City recorded an asset write-down of $10.3 million and $12.9 million, respectively, reducing the carrying value of the Queen of the Red to its then estimated net realizable value. The estimated net realizable value was based on market information concerning riverboats being held for sale. In 2000, the Queen of the Red and its remaining gaming equipment were sold. After recording all liabilities associated with the Queen of the Red, Bossier City recorded a gain on sale of $2.1 million.

7.     ACCRUED EXPENSES AND OTHER

       Accrued expenses and other consist of the following (in thousands):

                                                        Years Ended December 31,
                                                        ------------------------
                                                         2000             1999
                                                        --------        --------
         Payroll and related liabilities                $ 23,755        $ 19,609
         Buyout of former limited partners                12,840          10,987
         Gaming, sales, use and property taxes            12,399           7,726
         Accrued interest                                 11,973          17,476
         Progressive slot and slot club liabilities       10,044          12,531
         Insurance and guest claims payable                7,342           4,296
         Other accrued expenses                           22,453          13,923
                                                        --------        --------
                                                        $100,806        $ 86,548
                                                        ========        ========

8.     LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                                                         As of December 31,
                                                                       -----------------------
                                                                           2000         1999
                                                                       ----------   ----------
         8.625% Senior Subordinated Notes (effective interest rate
            of 8.657%), due May 15, 2009, net of unamortized
            discount of $1,831 and $2,050                              $  598,169   $  597,950

         9.375% Senior Subordinated Notes (effective interest of
            9.384%), due June 15, 2007, net of unamortized
            discount of $105 and $121                                     159,895      159,879

         8.125% Empress Senior Subordinated Notes (effective interest rate of 8.125%), due July 1, 2006, including call premium
            of $1,500                                                          --      151,500

         Senior Secured Revolving Credit Facility, secured by
            substantially all of the assets of the Company, $250
            million borrowing capacity, due September 30, 2004,
            with varying interest rates ranging from 8.53% to
            10.50 % at December 31, 2000                                   97,500      175,000

         Senior Secured Credit Facility Tranche B Term Loan,
            $125 million borrowing capacity, secured by substantially
            all of the assets of the Company, principal of $313 plus
            interest due quarterly with remaining principal and interest due September 30, 2006, with a variable interest rate
            which was 8.94% at December 31, 2000                          123,375      124,687

         Notes Payable, interest ranging from 9% to 12%, due in
            various installments through January 2004                      49,282       49,932
                                                                       ----------   ----------
                                                                        1,028,221    1,258,948
         Current maturities                                               (10,995)    (164,245)
                                                                       ----------   ----------
                                                                       $1,017,226   $1,094,703
                                                                       ==========   ==========

       On June 15, 1997, the Company issued $160.0 million of 9.375% Senior Subordinated Notes ("Subordinated Notes") due June 15, 2007. The Subordinated Notes were issued at 99.899% of par value. The Subordinated Notes are unsecured and require semi-annual interest payments on June 15 and December 15.

       During 1998, the Company repurchased some of its senior notes from individual note holders in the open market totaling $8.4 million. An extraordinary loss on early retirement of debt of $787,000 was recognized in 1998 for prepayment penalties, premium and the write-off of unamortized discounts and deferred finance charges.

        In May 1999, the Company completed a private placement offering of $600.0 million of 8.625% Senior Subordinated Notes due 2009. $128.6 million of the proceeds from the notes were used to retire the 12.75% senior notes and $75.0 million was applied to the Company's Amended and Restated Senior Secured Revolving Credit Facility. An extraordinary loss on the early retirement of debt of $9.6 million was recognized in 1999 for prepayment penalties, premium and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds of $342.3 million were placed in a secured proceeds account of which $151.5 million was used to fund the redemption of the Empress 8.125% Senior Subordinated Notes in January 2000 and $190.8 million was used to partially fund the acquisition of Hammond and Joliet.

       On June 30, 1999, the Company completed its $375.0 million Senior Secured Credit Facility (the "Credit Facility"). The Credit Facility consists of a $250.0 million, five-year revolver and a $125.0 million, seven-year term loan. On December 1, 1999, the Company borrowed $175.0 million of the revolver and the entire $125.0 million term loan to complete the funding requirement for the purchase of Hammond and Joliet. All of the operating subsidiaries guarantee the obligations under the Credit Facility. The term loan requires quarterly principal payments of $312,500 through September 2005 and $29.4 million quarterly thereafter. The revolver is permanently reduced by $9.4 million per quarter beginning December 31, 2001, $12.5 million per quarter beginning December 31, 2002 and $40.6 million per quarter beginning December 31, 2003.

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

       Five year maturities of the Company's long-term debt are as follows (in thousands):

         Year ended December 31
         ----------------------
            2001                                             $ 10,995
            2002                                             $ 11,018
            2003                                             $ 18,334
            2004                                             $107,686
            2005                                             $ 34,061

       At both December 31, 2000 and 1999 the fair market value of the 8.625% Senior Subordinated Notes, based on quoted market prices was $580.5 million. As of December 31, 2000 and 1999, the fair market value of the 9.375% Senior Subordinated Notes, based on quoted market prices was $160.2 million and $159.6 million, respectively. The fair market value of the Company's other long-term debt approximated its carrying value as of December 31, 2000 and 1999, based on the borrowing rates currently available for debt with similar terms.

9.     LEASE COMMITMENTS

        The Company and its subsidiaries lease both real estate and equipment used in the operations and classifies those leases as operating leases following the provisions of SFAS No. 13 "Accounting for Leases." As of December 31, 2000, the Company did not have any capital leases.

        Hammond entered into a lease providing for the right to use the site of the development and the parking structure, which was conveyed to the City of Hammond upon completion. The lease expires on the fifth anniversary of Hammond's procurement of its operating license from the Indiana Gaming Commission (June 21, 1996). The term of the lease automatically extends for a period equal to each renewal period of the operating license provided that the total term will not exceed 75 years. Hammond has paid in full the rent for the amount of $1.00 per year for the term of the lease.

       Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $8.2 million, $2.5 million, and $2.1 million, respectively.

       As of December 31, 2000, the company was obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

         Year ended December 31
         ----------------------
            2001                                             $2,290
            2002                                              1,882
            2003                                                903
            2004                                                290
            2005                                                159
            Thereafter                                          675
                                                             ------
            Total                                            $6,199
                                                             ======

       In addition to these minimum rental commitments, certain of the Company's operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

10.     OWNERSHIP REPURCHASE MATTERS

       During 2000, the Company purchased redeemable ownership interests of 1.5% of the Company for $13.2 million of notes payable. Operating results for the year ended December 31, 2000 includes an approximate $443,000 reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2000, the Company's remaining obligation under these purchases was $10.8 million.

       During 1999, the Company purchased ownership interests of 3.9% of the Company for $23.6 million of notes payable. As of December 31, 2000, the Company's remaining obligation under this purchase was $20.0 million.

       During 1999, Horseshoe Gaming purchased redeemable ownership interests from four current employees and five former employees representing a total of 8.5% of Horseshoe Gaming for $44.3 million. Operating results for the year ended December 31, 1999 includes a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2000, the Company's remaining obligation under these purchases was $18.5 million.

       In January 1999, Horseshoe Gaming repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest in Horseshoe Gaming from its largest stockholder, Horseshoe Gaming, Inc. ("HGI"), for an exercise price of $510,000. Upon acquisition, Horseshoe Gaming exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members' equity in the first quarter of 1999.

       The Company has an agreement with a certain employee which contains a put/call option whereby, upon termination of employment, the Company must, at the election of the employee, and may, at the Company's election, purchase the employee's ownership interest for an amount equal to the fair market value of such interest as determined by an independent appraisal or an arbitration process. As of December 31, 2000, the aggregate fair market value of this interest subject to such put/call option, representing approximately 0.8% ownership of the Company, was $5.7 million. The agreement provides that the purchase price for the employee's ownership interest shall be paid in cash, either upon transfer of the interest to the Company or in installments over a period not to exceed five years depending on the aggregate purchase price.

       In April 1999, the Company exercised an option to acquire the remaining 8.08% limited partnership interest in Bossier not held by NGCP for total consideration of $30.6 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million. As of December 31, 2000, the remaining amount to be paid to these limited partners totaled $12.8 million and is included in accrued expenses in the accompanying consolidated balance sheets. Included in other assets in the accompanying consolidated balance sheets at December 31, 2000 and 1999 are notes receivable from the former limited partners totaling $5.7 million and $8.3 million, respectively.

11.    TRANSACTIONS WITH RELATED PARTIES

       A current owner, through an entity he owns, provides certain financial consulting services to the Company. For the years ended December 31, 2000 and 1999, the Company paid fees of approximately $300,000 and $125,000, respectively, to this owner.

       Notes receivable from current and former employees totaling $310,000 and $490,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2000 and 1999, respectively. The notes are secured by their ownership interests in the Company or by personal real estate and have various due dates and interest rates ranging from 7% to 10%. One of the current notes, amounting to $148,000, is from an officer of the Company.

12.    EMPLOYEE COMPENSATION AND BENEFITS

        Deferred compensation expense represents compensation expenses related to ownership interests in the Company issued to employees pursuant to employment agreements, the 1997 Unit Option Plan, and the 1999 Equity Incentive Plan as follows (in thousands):

                                                  Years Ended December 31,
                                             ---------------------------------
                                              2000         1999         1998
                                             -------      -------      -------
         Employee ownership interests        $ 4,024      $   125      $ 2,701
         1997 Unit Option Plan                   913         (391)       1,544
         1999 Equity Incentive Plan            3,401          735           --
                                             -------      -------      -------
                                             $ 8,338      $   469      $ 4,245
                                             =======      =======      =======

Employee Ownership Interests

        Certain former employees were issued ownership interests in the Company pursuant to employment agreements. The employment agreements included a put/call provision which required the Company to repurchase such employees' respective ownership interests in the Company in the event of termination at the then fair market value based on an independent appraisal. Accordingly, those compensation agreements were accounted for as variable stock purchase plans. Deferred compensation expense was recorded each period equal to the change in the fair market value of the ownership interest.

1997 Unit Option Plan

        In 1997, the Company approved the 1997 Unit Option Plan, which provided for certain employees to be granted options to purchase membership units in Horseshoe Gaming at a fixed exercise price of $3.47 per unit. The Unit Option Plan contained a put/call provision under the same terms as described above for employee ownership interest. Accordingly, the Unit Option Plan was accounted for as a variable stock purchase plan. Deferred compensation expense was recorded each period based on vesting an amount equal to the change in the fair market value of the stock in the Company, provided such value exceeds the exercise price of the options. As of December 31, 2000, all unit options had been exercised.

1999 Equity Incentive Plan

        During 1999, the Company approved the 1999 Equity Incentive Plan which provides for certain employees to be granted options (with tandem SARs) to purchase stock in the Company and SARs to certain other employees to share in the increase in the market value of the options and SARs as determined in accordance with the Equity Incentive Plan. The exercise price for the options/SARs is determined in accordance with the plan document and represents management's best estimate of the fair market value at the date of grant. The options/SARs vest over a period of four years and expire in ten years. The following table represents option (with tandem SARs) activity for 1999 and 2000:

                                                   Number of     Average Price
                                                    Shares         per Share
                                                    ------         ---------
         Balance, December 31, 1998                     --               --
            Issued                                  145.74          $13,641
            Cancelled                                   --               --
            Exercised                                   --               --
                                                    ------
         Balance, December 31, 1999                 145.74          $13,641
            Issued                                  157.25          $44,488
            Cancelled                               (34.76)         $27,448
            Exercised                               (32.87)         $13,638
                                                    ------
         Balance, December 31, 2000                 235.36          $32,211
                                                    ======

         Exercisable at December 31, 2000            64.40          $30,619
                                                    ======

       The following table represents SAR activity for 1999 and 2000:

         Balance, December 31, 1998                     --               --

            Issued                                  183.92          $13,660
            Cancelled                               (12.41)         $13,660
            Exercised                                   --               --
                                                    ------
         Balance, December 31, 1999                 171.51          $13,660
            Issued                                  466.10          $45,203
            Cancelled                               (32.70)         $23,369
            Exercised                               (40.69)         $13,660
                                                    ------

         Balance, December 31, 2000                 564.22          $39,045
                                                    ======

         Exercisable at December 31, 2000           151.55          $37,287
                                                    ======

401(k) Savings Plan

        The Company maintains a 401(k) savings plan whereby eligible employees may contribute up to 20% of their earnings to the plan, on a pre-tax basis. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. In addition, the Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions. Employees vest in the Company's matching contributions over four years. The Company's matching contributions were $3.5 million, $1.2 million and $923,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Deferred Compensation Plan

        The Company maintains a nonqualified deferred compensation plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, plus interest, as a retirement fund. These deferrals are in addition to those allowed under the Company's 401(k) Savings Plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participants account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

13.     COMMITMENTS AND CONTINGENCIES

Litigation

        The Company and its subsidiaries are from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

        The City of Hammond was a plaintiff in a condemnation proceeding filed in September 1995 in Lake Superior Court in Lake County, Indiana in which the City of Hammond condemned a small parcel of land for the construction of the overpass located near Empress Hammond. On September 28, 1998, the jury returned a $5.2 million verdict against the City of Hammond. Under terms of the Development Agreement between Empress Hammond and the City, Empress Hammond is responsible for reimbursing the City of Hammond for its costs, fees and any judgments. The City of Hammond appealed this decision to the Indiana appellate court and subsequently agreed to settle the matter by paying the amount of the judgment. The judgment was paid by Empress Entertainment, Inc. pursuant to the agreement for indemnification between the Company and Empress Entertainment, Inc.

        On July 21, 1998, a lawsuit was filed against Empress Hammond and Empress Joliet and four of their employees by two former female employees of Empress Joliet, alleging that Empress Hammond and Empress Joliet committed gender discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and permitted a hostile work environment to exist at its facilities. The lawsuit also alleges certain tort claims and seeks certification as a class action on behalf of similarly situated current and former female employees of Empress Hammond and Empress Joliet, and seeks injunctive relief and money damages. The court denied the plaintiffs' request for class certification. Empress denies the allegations in the complaint and intends to vigorously contest the remaining claims of the individual plaintiffs. Because the Court denied the plaintiffs' request for class certification, any judgment in this matter is not expected to have a material adverse effect on the Company.

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

        On February 13, 2001, a lawsuit was filed by Edward T. McGowan, a former shareholder of Empress Entertainment, Inc. against the Company and seven other former shareholders of Empress Entertainment, Inc., challenging the validity of the Empress Merger. The lawsuit seeks injunctive relief, monetary damages and rescission of the Empress Merger. The Company has demanded indemnification for any and all claims, losses, costs and expenses incurred as a result of, or in connection with the defense of, such lawsuit pursuant to a Stockholder Indemnification Agreement dated December 1, 1999 by and among the Company and each of the former shareholders of Empress Entertainment, Inc. other than Edward
T. McGowan. Although the Company demanded indemnification, there can be no assurance that such indemnity will be available to the Company or that any judgment in this matter would not have a material adverse effect on the Company.

Commitments - Hammond License Requirements

        As a condition to its license in Indiana, Hammond made various financial and other commitments to the City of Hammond, Indiana and other Indiana governmental bodies pursuant to a Development Agreement. As of December 31, 2000, approximately $13.4 million of such commitments remained outstanding primarily for commercial development, residential development and the construction of a hotel. In addition, under the terms of the Development Agreement, Hammond is required to make annual payments of approximately $1.3 million for public safety services and other uses as well as an annual payment based on a varying percentage of Hammond's adjusted gross receipts.

14.     SUBSEQUENT EVENT

        Empress Joliet's license was due to be renewed in June 2000. On June 30, 2000, the Illinois Gaming Board preliminarily denied Joliet's application to renew its riverboat owner's license and preliminarily found Jack Binion, Chairman of the Board and CEO of the Company, unsuitable to be licensed as a key person. Joliet timely filed a Verified Request for Hearing of the Illinois Gaming Board's decision.

      Effective January 31, 2001, the Illinois Gaming Board approved a Settlement Agreement between the Board, the Company, Joliet and Jack Binion. Pursuant to the pertinent parts of the Settlement Agreement: (a) the Company agreed to sell Empress Joliet to a suitable purchaser within the time frames established in the Settlement Agreement; (b) Jack Binion will withdraw his key person application; and (c) upon the closing of the sale of Joliet, Joliet will withdraw its Verified Request for Hearing and, upon acceptance by the Illinois Gaming Board of the withdrawal, the previous denial of Joliet's renewal application will be moot.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Horseshoe Gaming Holding Corp.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Horseshoe Gaming Holding Corp. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 16, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP

Memphis, Tennessee,
February 16, 2001.

                                   SCHEDULE II

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


              Column A               Column B    Column C      Column D      Column E     Column F
              --------               --------    --------      --------      --------     --------
                                                 Additions
                                     Balance at  Charged to   Deductions                   Balance at
                                     Beginning   Costs and      from           Other         Close
             Description             of Period   Expenses      Reserves       Changes      of Period
             -----------             ---------   --------      --------       -------      ---------
Year Ended December 31, 2000

   Allowance for Doubtful Accounts    $11,089     $ 7,651      $ (5,828)(a)   $    --       $12,912
                                      =======     =======      ========       =======       =======

Year Ended December 31, 1999

   Allowance for Doubtful Accounts    $10,346     $ 4,643      $ (7,815)(a)   $ 3,915(b)    $11,089
                                      =======     =======      ========       =======       =======

Year Ended December 31, 1998

   Allowance for Doubtful Accounts    $ 8,965     $11,937      $(10,556)(a)   $    --       $10,346
                                      =======     =======      ========       =======       =======

(a)     Uncollectable accounts written off, net of amounts recovered.

(b)     Includes balances assumed in the Empress Acquisition.

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
1.1(f.)    Purchase Agreement, dated May 6, 1999, by and among Horseshoe Gaming
           Holding Corp. and the initial purchasers.

2.1(d.)    First Amendment to Deposit Escrow Agreement, by and among Horseshoe
           Gaming, L.L.C. and Empress Entertainment, Inc., dated March 25, 1999.

2.2(d.)    First Amendment to Agreement and Plan of Merger, dated as of March
           25, 1999, to the Agreement and Plan of Merger, dated as of September
           22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming
           (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress
           Acquisition Indiana, Inc., Empress Casino Joliet Corporation, Empress
           Casino Hammond Corporation and Empress Entertainment, Inc.

2.3(c.) Agreement and Plan of Merger, dated as of September 2, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc.,
           Empress Acquisition Illinois, Inc., Empress Acquisition Indiana,
           Inc., Empress Casino Joliet Corporation, Empress Casino Hammond
           Corporation and Empress Entertainment, Inc.

2.4(f.)    Subscription and Reorganization Agreement, dated as of April 23,
           1999, by and among Horseshoe Gaming Holding Corp, Horseshoe Gaming,
           L.L.C., Robinson Property Group, Inc., and others listed therein.

2.5(g.)    Second Amendment to Agreement and Plan of Merger, dated as of July
           23, 1999, to the Agreement and Plan of Merger, dated as of September
           22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming
           (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress
           Acquisition Indiana, Inc., Empress Entertainment, Inc., Empress
           Casino Joliet Corporation and Empress Casino Hammond Corporation.

2.6(i.) Assumption Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming L.L.C., Horseshoe Gaming (Midwest), Inc., Empress
           Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc.,
           Empress Entertainment, Inc., Empress Casino Joliet Corporation,
           Empress Casino Hammond Corporation, Horseshoe Acquisition Illinois,
           Inc., Horseshoe Acquisition Indiana, Inc., and Horseshoe Gaming
           Holding Corp.

3.1(f.)    Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2(f.)    By-laws of Horseshoe Gaming Holding Corp.

4.1(f.)    Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming
           Holding Corp. and U.S. Trust Company, National Association.

4.2(f.)    Second Supplemental Indenture, dated as of May 11, 1999, to
           Indenture, dated as of October 10, 1995, by and between Horseshoe
           Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S.
           Trust Company, National Association.

4.3(f.)    Amendment No. 1 to Second Ship Mortgage on the Whole of the Horseshoe
           Casino & Hotel, Tunica executed by Robinson Property Group Limited
           Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.

4.4(b.) Purchase Agreement for 93/8% Series A Senior Subordinated Notes by and among Horseshoe Gaming, L.L.C. and Robinson Property Group
           Limited Partnership, as guarantor, and Wasserstein Perella
           Securities, Inc. as Initial Purchaser.

4.5(b.)    Form of 93/8% Senior Subordinated Note due 2007 of Horseshoe Gaming,
           L.L.C.

4.6(b.)    Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming,
           L.L.C., U.S. Trust Company of Texas, N.A., as Trustee, and Robinson
           Property Group Limited Partnership, as guarantor, with respect to the 9 3/8% Senior Subordinated Notes due 2007.

4.7(b.)    Exchange and Registration Rights Agreement, dated as of June 25,
           1997, by and among Horseshoe Gaming, L.L.C., Robinson Property Group
           Limited Partnership and Wasserstein Perella Securities, Inc.

4.8(b.)    Intercompany Senior Secured Note due June 15, 2007 executed by
           Robinson Property Group Limited Partnership in favor of Horseshoe
           Gaming, L.L.C.

4.9(b.)    Intercompany Senior Secured Note due June 15, 2007 executed by
           Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.

4.10(h.)   Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30,
           1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of
           Commerce.(1)

--------

        (1) In accordance with item 601 of Regulation S-K, the Registrant has not filed the schedules to this Agreement with the Securities and Exchange Commission. The Registrant undertakes to supplementally provide a copy of such schedules to the Securities and Exchange Commission upon request.

4.11(j.)   Indenture dated as of June 18, 1998 by and between Empress
           Entertainment, Inc., as issuer, the Guarantors named therein and U.S.
           Bank National Association as Trustee with respect to Empress' 8 1/8%,
           $150 million Senior Subordinated Notes due 2006.

4.12(j.)   Supplemental Indenture, dated as of December 1, 1999, among Empress
           Casino Hammond Corporation, Empress Residential, L.L.C. and Empress
           Casino Joliet Corporation (collectively, the "Subsidiary Guarantors") with respect to the unconditional guarantee of all of the Company's obligations under Indenture covering the 9 3/8% Senior Subordinated
           Notes due 2007 by the Subsidiary Guarantors.

4.13(j.)   Supplemental Indenture dated as of December 1, 1999, between
           Horseshoe Gaming Holding Corp., to the 9 3/8% Senior Subordinated
           Notes due 2007 and U.S. Trust Company of Texas, N.A.

4.14(j.) Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding
           Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
           Canadian Imperial Bank of Commerce.

4.15(j.) Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding
           Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
           Canadian Imperial Bank of Commerce.

4.16(j.) Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding
           Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and
           Canadian Imperial Bank of Commerce.

10.1(f.)   Settlement Term Sheet, dated as of May 19, 1999, by and among Jack B.
           Binion, Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C., Paul R.
           Alanis, Loren Ostrow, John Schreiber and Cliff Kortman.

10.2(f.)   Horseshoe Note Pledge and Security Agreement, dated as of and on May
           11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe
           Gaming, L.L.C. and U.S. Trust Company, National Association.

10.3(f.)   Registration Rights Agreement, dated May 11, 1999, by and among
           Horseshoe Gaming Holding Corp. and the initial purchasers.

10.4(f.) Security and Control Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp. and U.S. Trust Company,
           National Association.

10.5(f.)   Guarantee, dated as of May 11, 1999, by Robinson Property Group,
           Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.

10.6(f.) Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.

10.7(f.) Stockholders' Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.

10.8(d.) Settlement Agreement, dated as of December 31, 1998, by and among Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Hollywood Park,
           Inc.

10.9(d.) Settlement Agreement, dated as of February 3, 1999, by and among Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Mike Allen.

10.10(d.)  Mutual General Release, dated February 23, 1999, by and among
           Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe GP, Inc.,
           Robinson Property Group Limited Partnership, New Gaming Capital
           Partnership, Horseshoe Entertainment, and Nobutaka Mutaguchi.

10.11(d.)  Exclusive License Agreement, dated July 2, 1998, by and between
           Horseshoe Gaming, L.L.C. and Horseshoe License Company.

10.12(d.)  Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and Larry Lepinski.

10.13(d.)  Amended and Restated Employment Agreement, dated October 15, 1998, by and between Robinson Property Group and Robert McQueen.

10.14(d.)  Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and Kirk Saylor.

10.15(f.)  Amended and Restated Employment Agreement, dated November 23, 1998, by and between Horseshoe Gaming, Inc. and David Carroll.

10.16(f.)  Employment Agreement, dated as of November 3, 1998, by and between
           Horseshoe Gaming, Inc. and Roger Wagner.

10.17(e.)  Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming,
           L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
           Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and
           August Robin.

10.18(e.)  Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming,
           L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New
           Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra
           Piper; and Robert E. Piper, Jr.

10.19(g.)  Consulting Agreement, dated as of July 23, 1999, by and between
           Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.

10.20(j.)  Amended & Restated Employment Agreement dated as of March 2000, by and between Empress

           Casino Hammond Corporation and Ricky S. Mazer.

10.21(j.)  Equity Incentive Plan dated as of January 1, 1999 by and between
           Horseshoe Gaming Holding Corp. and certain employees.

10.22(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Alpine Associates.

10.23(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Bear Stearns F/A/O #
           2000.

10.24(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Matthewson CRUT.

10.25(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Nobutaka Mutaguchi.

10.26(j.)  Promissory Note and Stock Purchase Agreement dated as of November 30,
           1999 by and between Horseshoe Gaming L.L.C. and Post Balanced Fund.

10.27(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and Robert Fechser.

10.28(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and Doyle Brunson.

10.29(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and Key Fechser.

10.30(j.)  Stock Purchase Agreement dated as of August 1, 1999 by and between
           Horseshoe Gaming L.L.C. and David Reese.

10.31(k.)  Purchase Agreement dated April 1, 2000, between Horseshoe Gaming
           Holding Corp. and Walter J. Haybert.

10.32(k.)  Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding
           Corp. and Water J. Haybert.

10.33(k.)  Purchase Agreement dated April 1, 2000 between Horseshoe Gaming
           Holding Corp. and G. A. Robinson, III.

10.34(k.)  Promissory Note dated April 1, 2000 between Horseshoe Gaming Holding
           Corp. and G.A. Robinson, III.

10.35(m.)  Purchase Agreement dated October 1, 2000 between Horseshoe Gaming
           Holding Corp. and Patrick Savin.

10.36(m.)  Promissory Note dated October 1, 2000 between Horseshoe Gaming
           Holding Corp. and Patrick Savin.

10.37(n.)  Empress Casino Joliet Settlement Agreement between the Illinois
           Gaming Board, Horseshoe Gaming Holding Corp., Empress Casino Joliet
           Corporation and Jack Binion, dated January 31, 2001.

10.38(o.)  Horseshoe Gaming Holding Corp. 401(k) Plan document.

10.39(o.)  First Amendment to Horseshoe Gaming Holding Corp. 401(k) Plan dated
           January 1, 2001.

10.40(o.)  Horseshoe Gaming Holding Corp. Deferred Compensation Plan document.

10.41(o.)  Employment Agreement, dated July 5, 1999, by and between Horseshoe
           Gaming, Inc. and Floyd B. Hannon.

10.42(o.)  Employment Agreement, dated June 19, 2000, by and between Empress
           Casino Joliet Corporation and Douglas Ferrari.

10.43(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Roger P. Wagner.

10.44(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Kirk C. Saylor.

10.45(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and David S. Carroll.

10.46(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Floyd B. Hannon.

10.47(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Peri N. Howard.

10.48(o.)  Horseshoe Gaming Holding Corp. Retention Bonus Plan, effective August
           1, 2000.

10.49(o.)  Amended And Restated Employment Agreement, dated October 15, 1998, by and between Horseshoe Gaming Inc. and Jon C. Wolfe.

10.50(o.)  Executive Severance Agreement, dated August 21, 2000, by and between
           Horseshoe Gaming Holding Corp. and Jon C. Wolfe.

20.1(c.)   Press Release issued on September 2, 1998 by Horseshoe Gaming, L.L.C.
           announcing that it had executed an agreement to acquire the riverboat gaming operations of Empress Entertainment, Inc.

21.1(o.)   Subsidiaries of Horseshoe Gaming Holding Corp.

99.1(f.)   Form of Letter of Transmittal for Tender of all Outstanding 8 5/8%
           Series A Senior Subordinated Notes Due 2009 in exchange for 8 5/8%
           Series B Senior Subordinated Notes Due 2009 of Horseshoe Gaming
           Holding Corp.

99.2(f.)   Form of Tender for all Outstanding 8 5/8% Series A Senior
           Subordinated Notes Due 2009 in exchange for 8 5/8% Series B Senior
           Subordinated Notes Due 2009 of Horseshoe Gaming Holding Corp.

99.3(f.)   Form of Instruction to Registered Holder from Beneficial Owner of 8
           5/8% Series A Senior Subordinated Notes Due 2009 of Horseshoe Gaming
           Holding Corp.

99.4(f.)   Form of Notice of Guaranteed Delivery for Outstanding 8 5/8% Series A
           Senior Subordinated Notes Due 2009 in exchange for 8 5/8% Series B
           Senior Subordinated Notes Due 2009 of Horseshoe Gaming Holding Corp.

99.5(l.)   Verified Request for Hearing on the Illinois Gaming Board's July 19,
           2000 Notice of Denial of License Renewal for Empress Casino Joliet.


---------------------

(a.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration Statement on Form S-4 (No. 333-0214) (the "1996 Form S-4") filed on January 8, 1996.

(b.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration Statement on Form S-4 (No. 333-33145) filed on August 7, 1997.

(c.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 8-K filed on September 18, 1998.

(d.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.

(e.) Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999..

(f.) Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

(g.) Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp's Form S-4 Registration Statement filed on July 30, 1999.

(h.) Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp's Form S-4 Registration Statement filed on August 2, 1999.

(i.) Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on December 16, 1999.

(j.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.

(k.)    Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 15,
        2000.

(l.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August 11, 2000.

(m.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2000.

(n.) Filed as Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on February 7, 2001.

(o.)    Filed herewith.