Form 10-Q
period 2001-03-31
HORSESHOE GAMING HOLDING CORP
filed 2001-05-11
CIK 1088118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission file number 333-0214

                         HORSESHOE GAMING HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  88-0425131
--------------------------------------------------------------------------------
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                Identification No.)

18454 South West Creek Drive, Tinley Park, IL                  60477
--------------------------------------------------------------------------------
  (Address of principal executive office)                   (ZIP CODE)

                                 (708) 429-8300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                         P.O. Box 2339, Joliet, IL 60434
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  INDEX                                                                       PAGE
---------                                                                     ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of
                March 31, 2001 and December 31, 2000.........................  3
           Consolidated Condensed Statements of Operations for the
                three months ended March 31, 2001 and 2000...................  4
           Consolidated Condensed Statements of Cash Flows for the
                three months ended March 31, 2001 and 2000...................  5
           Notes to Consolidated Condensed Financial Statements..............  6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................  8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........ 12

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................. 13

SIGNATURE.................................................................... 14

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    March 31,        December 31,
                                                                                      2001               2000
                                                                                   -----------       ------------
                                                                                   (Unaudited)

                                                      ASSETS

Current assets
   Cash and cash equivalents                                                       $    81,543       $    78,133
   Accounts receivable, net of allowance for doubtful
      accounts of $13,364 and $12,912                                                   15,174            15,847
   Inventories                                                                           5,931             5,678
   Prepaid expenses and other                                                            8,211             7,419
   Assets held for sale                                                                279,319                --
                                                                                   -----------       -----------
      Total current assets                                                             390,178           107,077
                                                                                   -----------       -----------
Property and equipment, net                                                            484,970           540,802
Goodwill, net                                                                          263,120           479,503
Other, net                                                                              65,067            77,156
                                                                                   -----------       -----------
                                                                                   $ 1,203,335       $ 1,204,538
                                                                                   ===========       ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                            $    11,450       $    10,995
   Accounts payable                                                                     12,265            14,985
   Accrued expenses and other                                                          134,577           100,806
                                                                                   -----------       -----------
      Total current liabilities                                                        158,292           126,786
                                                                                   -----------       -----------

Long-term liabilities
   Long-term debt, less current maturities                                             980,328         1,017,226
   Other long-term liabilities                                                           1,921             2,193
                                                                                   -----------       -----------
      Total long-term liabilities                                                      982,249         1,019,419
                                                                                   -----------       -----------
Commitments and contingencies

Redeemable ownership interests                                                              --             5,725

Stockholders' equity
   Common stock, $.01 par value, 50,000 shares authorized,
      25,000 shares issued, 23,229 and 23,413 shares outstanding                            --                --
   Additional paid-in capital                                                           59,808            52,715
   Retained earnings                                                                    53,453            43,267
                                                                                   -----------       -----------
                                                                                       113,261            95,982
   Treasury stock, at cost, 1,771 and 1,587 shares, respectively                       (50,467)          (43,374)
                                                                                   -----------       -----------
      Total stockholders' equity                                                        62,794            52,608
                                                                                   -----------       -----------
                                                                                   $ 1,203,335       $ 1,204,538
                                                                                   ===========       ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        2001            2000
                                                     ---------       ---------
Revenues
   Casino                                            $ 259,143       $ 244,189
   Food and beverage                                    24,126          21,130
   Hotel                                                 7,512           8,106
   Retail and other                                      5,374           4,912
                                                     ---------       ---------
                                                       296,155         278,337
   Promotional allowances                              (32,677)        (28,451)
                                                     ---------       ---------
      Net revenues                                     263,478         249,886
                                                     ---------       ---------

Expenses
   Casino                                              144,905         127,003
   Food and beverage                                     7,725           8,782
   Hotel                                                   796           1,147
   Retail and other                                      1,616           1,622
   General and administrative                           33,576          30,662
   Corporate expenses                                    6,534           7,484
   Deferred compensation expense                           418           8,449
   Preopening expense                                      891              --
   (Gain) loss on disposal of assets                       (59)             18
   Depreciation and amortization                        18,517          20,012
                                                     ---------       ---------
      Total expenses                                   214,919         205,179
                                                     ---------       ---------

Operating income                                        48,559          44,707

Other income (expense)
   Interest expense                                    (24,155)        (24,779)
   Interest income                                         483             701
   Other, net                                              450            (146)
                                                     ---------       ---------
      Total other income (expense)                     (23,222)        (24,224)
                                                     ---------       ---------

Net income                                           $  25,337       $  20,483
                                                     =========       =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            2001          2000
                                                         ---------     ---------
Cash provided by operating activities
   Net income                                            $  25,337     $  20,483
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                      18,517        20,012
         Amortization of debt discount, deferred
           finance charges and other                         1,119         1,109
         Provision for doubtful accounts                     1,491         1,075
         Net (gain)/loss on disposal of assets                 (59)           18
         Deferred compensation expense                         418         8,449
         Net change in assets and liabilities               13,234        16,625
                                                         ---------     ---------
              Net cash provided by operating activities     60,057        67,771
                                                         ---------     ---------

Cash flows from investing activities
   Purchases of property and equipment                     (13,664)       (7,353)
   Proceeds from sale of property and equipment                 53           661
   Net increase in other assets                               (414)       (3,671)
                                                         ---------     ---------
              Net cash used in investing activities        (14,025)      (10,363)
                                                         ---------     ---------

Cash flows from financing activities
   Proceeds from long-term debt                              5,000            --
   Repayments on long-term debt                            (47,117)     (237,049)
   Capital dividends                                          (505)       (1,629)
   Decrease in restricted cash                                  --       159,002
   Payment of debt issue costs and commitment fees              --          (291)
                                                         ---------     ---------
              Net cash used in financing activities        (42,622)      (79,967)
                                                         ---------     ---------

Net change in cash and cash equivalents                      3,410       (22,559)

Cash and cash equivalents, beginning of period              78,133       118,276
                                                         ---------     ---------

Cash and cash equivalents, end of period                 $  81,543     $  95,717
                                                         =========     =========

Supplemental cash flow disclosure:
   Interest paid                                         $   5,652     $  13,949
   Accrued capital dividends                             $  12,487     $   9,278

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

NOTE 2 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 3 of Issue 00-22 ("EITF 00-22"), "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 requires that incentives to induce casino play ("Points") be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001. Points of $7.8 million and $8.1 million were recorded for the three months ended March 31, 2001 and 2000, respectively, and are included as promotional allowances in the accompanying Consolidated Condensed Statements of Operations. The adoption of EITF 00-22 had no effect on the Company's operating income.

NOTE 3 - ASSETS HELD FOR SALE

      On November 30, 1999, the Illinois Gaming Board ("IGB") approved the acquisition of Empress Casino Joliet Corporation ("Joliet") by the Company, placing certain conditions on its decision. One of the conditions was the completion of the investigation and approval of all key persons of the Company. On March 13, 2000, Joliet filed its renewal application with the IGB and on June 30, 2000, the IGB issued its initial decision and directed the Administrator to issue a Notice of Denial to Joliet, denying its application for renewal of its riverboat owner's license and preliminarily found Jack Binion ("Binion"), the Company's Chairman of the Board and CEO, unsuitable to be licensed as a key person. On July 19, 2000, Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, Joliet timely filed a Verified Request for Hearing of the IGB's decision.

      Effective January 31, 2001, the IGB approved a settlement agreement ("Settlement Agreement") between the IGB, the Company, Joliet and Binion. Pursuant to the pertinent parts of the Settlement Agreement: (a) the Company agreed to sell Joliet to a suitable purchaser within the time frames established in the Settlement Agreement; (b) Binion will withdraw his key person application; and (c) upon the closing of the sale of Joliet, Joliet will withdraw its Verified Request for Hearing and, upon acceptance by the IGB of the withdrawal, the previous denial of Joliet's renewal application will be moot.

      As a result of the Settlement Agreement, the Company has classified the long-lived assets of Joliet as Assets Held for Sale in the accompanying Consolidated Condensed Balance Sheets and effective February 1, 2001, the Company ceased depreciation and amortization on those assets. The effect on net working capital is not expected to be material.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - ASSETS HELD FOR SALE (CONTINUED)

      Included in the accompanying Consolidated Statements of Operations, are net revenues from Joliet of $67.6 million and $61.1 million for the three months ended March 31, 2001 and 2000, respectively. Joliet also contributed $19.0 million and $17.0 million of operating income before corporate allocations and other non-recurring charges for the three months ended March 31, 2001 and 2000, respectively.

      On April 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Argosy Gaming Company ("Argosy"). Under the terms of the Merger Agreement, the Company has agreed to sell the stock of Joliet to Argosy for cash consideration of $465.0 million. The transaction is subject to the satisfaction of certain conditions, including the receipt of necessary approvals of the IGB and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company anticipates closing the transaction, subject to the receipt of all required approvals, in the third quarter of 2001.

NOTE 4 - OWNERSHIP TRANSACTIONS

      Effective January 2001, the Company repurchased the ownership interest of 0.8% of the Company for $7.1 million. After deducting for amounts previously advanced, the remaining balance of $5.6 million was recorded as a note payable to the owner.

NOTE 5 - DEFERRED COMPENSATION EXPENSE

      The Company recorded deferred compensation expense of $418,000 and $8.4 million for the three months ended March 31, 2001 and 2000, respectively, related to ownership interests in the Company from: (i) employees pursuant to employment agreements (ii) vested options in the 1997 Unit Option Plan and (iii) vested options and stock appreciation rights in the 1999 Equity Incentive Plan.

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

      This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms such as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company's existing and future markets; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; failure to timely divest of Empress Casino Joliet; and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially.

INTRODUCTION

      The Company is a leading multi-jurisdictional gaming company which owns and operates, through its wholly-owned subsidiaries, riverboat casinos under the "Horseshoe" and "Empress" brands. These include the Horseshoe Bossier City Casino ("Bossier City") in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino ("Tunica") in Robinsonville, Mississippi, which commenced operations on February 13, 1995, the Horseshoe Hammond Casino ("Hammond") in Hammond, Indiana and the Empress Casino Joliet ("Joliet") in Joliet, Illinois. Hammond and Joliet were acquired (the "Empress Merger") from Empress Entertainment, Inc. ("Empress") on December 1, 1999. Joliet commenced operations on June 17, 1992 and Hammond commenced operations on June 28, 1996. In the second quarter of 2001, Hammond converted from the Empress brand to the Horseshoe brand.

      The Joliet casino gaming license was due to be renewed by the Illinois Gaming Board ("IGB") in June 2000. On June 30, 2000, the IGB preliminarily denied Joliet's application to renew its riverboat owner's license and preliminarily found Jack Binion ("Binion"), Chairman of the Board and CEO of the Company, unsuitable to be licensed as a key person. On July 19, 2000, Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, Joliet timely filed a Verified Request for Hearing of the IGB's decision.

      Effective January 31, 2001, the IGB approved a settlement agreement ("Settlement Agreement") between the IGB, the Company, Joliet and Binion. Pursuant to the pertinent parts of the Settlement Agreement: (a) the Company agreed to sell Joliet to a suitable purchaser within the time frames established in the Settlement Agreement; (b) Binion will withdraw his key person application; and (c) upon the closing of the sale of Joliet, Joliet will withdraw its Verified Request for Hearing and, upon acceptance by the IGB of the withdrawal, the previous denial of Joliet's renewal application will be moot.

      On April 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Argosy Gaming Company ("Argosy"). Under the terms of the Merger Agreement, the Company has agreed to sell the stock of Joliet to Argosy for cash consideration of $465.0 million. The transaction is subject to the satisfaction of certain conditions, including the receipt of necessary approvals of the IGB and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company anticipates closing the transaction, subject to the receipt of all required approvals, in the third quarter of 2001.

OVERVIEW

      Bossier City is one of five riverboat casinos currently operating in the Bossier City/Shreveport, Louisiana market. The fifth casino opened on December 20, 2000. In addition, one of the existing casinos in that market expanded their facility by adding a hotel which opened in the first quarter of 2001. The impact of these additions on the operating margins of the Horseshoe Bossier City property is uncertain.

      Tunica competes with nine other casinos in the competitive Tunica County, Mississippi market. Late in the fourth quarter of 2000, Tunica completed a $40 million expansion of its facility, adding 475 additional slot machines and 10 table games. In addition, the expanded facility includes a new 625-seat buffet and an Asian restaurant. The additional space allows Tunica to take advantage of peak business periods when the property historically operated at maximum capacity.

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

RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS                                               Quarter ended March 31,     % Increase/(Decrease)
                                                                 --------------------------    ---------------------
                                                                    2001             2000          2001 vs. 2000
                                                                 ---------        ---------    ---------------------
                                                                   (dollars in thousands)
Casino revenues
   Bossier City                                                  $  60,913        $  59,777             1.9%
   Tunica                                                           65,882           62,049             6.2%
   Hammond                                                          66,392           62,661             6.0%
   Joliet                                                           65,956           59,702            10.5%
                                                                 ---------        ---------
                                                                 $ 259,143        $ 244,189             6.1%
                                                                 =========        =========
Net revenues
   Bossier City                                                  $  63,029        $  63,698            -1.1%
   Tunica                                                           65,350           61,238             6.7%
   Hammond                                                          67,483           63,898             5.6%
   Joliet                                                           67,616           61,052            10.8%
                                                                 ---------        ---------
                                                                 $ 263,478        $ 249,886             5.4%
                                                                 =========        =========

Operating income (loss)
   Bossier City(a)                                               $   7,970        $  12,426           -35.9%
   Tunica(a)                                                        20,295           20,439            -0.7%
   Hammond(a)                                                       11,059           15,557           -28.9%
   Joliet(a)                                                        19,030           16,986            12.0%
   Corporate expense                                                (6,534)          (7,484)          -12.7%
   Deferred compensation expense                                      (418)          (8,449)          -95.1%
   Preopening expense                                                 (891)              --              (b)
   Depreciation, amortization and
     other related to Empress acquisition                           (1,881)          (4,995)          -62.3%
   Other                                                               (71)             227          -131.3%
                                                                 ---------        ---------
                                                                 $  48,559        $  44,707             8.6%
                                                                 =========        =========

Other information
   Interest expense, net                                         $  23,672        $  24,078            -1.7%
   Net income                                                    $  25,337        $  20,483            23.7%

Operating margin (operating income/net revenues)(c)
   Bossier City(a)                                                    12.6%            19.5%           (6.9) pts.
   Tunica(a)                                                          31.1%            33.4%           (2.3) pts.
   Hammond(a)                                                         16.4%            24.3%           (7.9) pts.
   Joliet(a)                                                          28.1%            27.8%            0.3  pts.
   Consolidated                                                       18.4%            17.9%            0.5  pts.

(a)   Before corporate allocations and other non-recurring charges.

(b)   Not meaningful.

(c)   The "% Increase/(Decrease)" for operating margin represents the absolute difference in percentage points
      (pts.) between the two periods.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      The Company experienced a 6.1% increase in casino revenues and a 5.4% increase in net revenues in the quarter ended March 31, 2001 as compared to the prior year quarter. Each of the four properties posted increases in casino revenues for the first quarter of 2001 with slot volume being the driving force, comprising 78.4% of the increase. Net revenue increases in Tunica can be attributed to the expanded facility which opened in the fourth quarter of 2000.

      Decreases in operating income and operating margins in Bossier City are largely attributable to the increased competition in the Bossier City/Shreveport market. The property has enhanced its marketing efforts in order to maintain revenues due to the additional competition in the market. While the Company continues to be the predominant operator in the Bossier City/Shreveport market, the additional competition may cause operating margins to remain soft for the remainder of the year.

      Decreased operating margins in Tunica are the result of increased costs in the 2001 period related to the recently opened expansion, including staffing, utilities and higher cost of sales for food and beverage items related to the enlarged buffet and the new gourmet restaurant that was not offset by the anticipated revenue increases at that facility.

      Hammond also experienced decreases in operating income and operating margins in the first quarter of 2001. The Company continued to invest significant resources in the Hammond facility in the first quarter of 2001 in order to increase the service standard at that property as it prepared to convert to the Horseshoe brand scheduled for the second quarter of 2001. Hammond was also affected in the first quarter of 2001 by continued construction disruption in the pavilion area necessary for the conversion of the Empress brand to the Horseshoe brand. While the conversion to the Horseshoe brand is certainly viewed as a positive step for the Hammond property, the Company expects operating margins to continue to be negatively impacted in the second quarter of 2001 while the conversion is fully implemented.

      Operating income in Joliet increased in the first quarter of 2001 primarily as a result of the increase in net revenues while operating margins in Joliet remained basically flat quarter to quarter. During the first quarter of 2001, Joliet incurred significant direct mail expense related to the cash offers included in several of their promotions.

      The Company recorded deferred compensation expense of $418,000 and $8.4 million for the three months ended March 31, 2001 and 2000, respectively, related to ownership interests in the Company from: (i) employees pursuant to employment agreements (ii) vested options in the 1997 Unit Option Plan and (iii) vested options and stock appreciation rights in the 1999 Equity Incentive Plan.

      Depreciation and amortization expense decreased 7.5% in the first quarter of 2001 as compared to the prior year period. This is primarily the result of ceasing to depreciate and amortize the Joliet assets once Joliet became an asset held for sale on February 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, the Company had cash and cash equivalents of $81.5 million. During the first quarter of 2001, cash provided by operating activities was $60.1 million and net cash used in investing activities was $14.0 million. During the quarter, the Company had a net repayment of long-term debt of $42.1 million and paid capital dividends of $505,000 for a net total of approximately $42.6 million used in financing activities. The Company believes that the Company's cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet the Company's debt service obligations and capital expenditures commitments for the next twelve months.

Additional Factors Affecting Future Operating Income

      In March 2001, the Louisiana legislature passed a bill that will increase the gaming taxes paid by riverboats in the state of Louisiana by three percent. The tax increase for riverboats located in the Bossier City/Shreveport market will be phased in over two years, with the first one percent increase effective April 1, 2001. Taxes will be increased an additional one percent on April 1, 2002 and the final increase will occur on April 1, 2003.

Recently Adopted Accounting Pronouncements

      In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 3 of Issue 00-22 ("EITF 00-22"), "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 requires that incentives to induce casino play ("Points") be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001. Points of $7.8 million and $8.1 million were recorded for the three months ended March 31, 2001 and 2000, respectively, and are included as promotional allowances in the accompanying Consolidated Condensed Statements of Operations. The adoption of EITF 00-22 had no effect on the Company's operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      As of March 31, 2001 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Description
------     -----------
  3.1(a)   Certificate of Incorporation of Horseshoe Gaming Holding Corp.

  3.2(a)   By-laws of Horseshoe Gaming Holding Corp.

 10.1(b)   Purchase Agreement dated January 1, 2001 between Horseshoe Gaming
           Holding Corp. and Kathy Rose.

 10.2(b)   Promissory Note dated January 1, 2001 between Horseshoe Gaming
           Holding Corp. and Kathy Rose.

-------------------
(a) Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

(b)   Included herein.


REPORTS ON FORM 8-K FILED DURING THE QUARTER:

      On April 19, 2001, a Form 8-K was filed to disclose that the Company had entered into an Agreement and Plan of Merger with Argosy Gaming Company to sell the stock of Empress Casino Joliet Corporation.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HORSESHOE GAMING HOLDING CORP.
                                          a Delaware corporation


Date:   May 10, 2001                      By: /s/ Kirk C. Saylor
                                             ----------------------------------
                                                  Kirk C. Saylor
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
  3.1(a)   Certificate of Incorporation of Horseshoe Gaming Holding Corp.

  3.2(a)   By-laws of Horseshoe Gaming Holding Corp.

 10.1(b)   Purchase Agreement dated January 1, 2001 between Horseshoe Gaming
           Holding Corp. and Kathy Rose.

 10.2(b)   Promissory Note dated January 1, 2001 between Horseshoe Gaming
           Holding Corp. and Kathy Rose.

-------------------
(a) Filed as an Exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

(b)   Included herein.