Form 10-Q
period 2001-06-30
HORSESHOE GAMING HOLDING CORP
filed 2001-08-14
CIK 1088118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from ___________________ to ___________________

                            Commission file number 333-0214
                                                   --------



                         HORSESHOE GAMING HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                 88-0425131
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)


 18454 South West Creek Drive, Tinley Park, IL                60477
--------------------------------------------------------------------------------
    (Address of principal executive office)                (ZIP CODE)


                                 (815) 429-8300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


                                    Yes [X]   No [ ]

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


INDEX                                                                                       PAGE
-----                                                                                       ----

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of
               June 30, 2001 and December 31, 2000..........................                  3
           Consolidated Condensed Statements of Operations for the
               three and six months ended June 30, 2001 and 2000............                  4
           Consolidated Condensed Statements of Cash Flows for the
               six months ended June 30, 2001 and 2000......................                  5
           Notes to Consolidated Condensed Financial Statements.............                  6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...................................                  8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......                 14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings................................................                 14

Item 5.    Other Information................................................                 15

Item 6.    Exhibits and Reports on Form 8-K.................................                 21

SIGNATURE  .................................................................                 22

PART I           FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                         HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         June 30,           December 31,
                                                                           2001                 2000
                                                                        -----------          -----------
                                                                        (Unaudited)
                                              ASSETS
Current assets
  Cash and cash equivalents                                             $    79,961          $    78,133
  Accounts receivable, net of allowance for doubtful
        accounts of $13,086 and $12,912                                      15,573               15,847
  Inventories                                                                 6,088                5,678
  Prepaid expenses and other                                                  9,768                7,419
  Assets held for sale                                                      279,334                   --
                                                                        -----------          -----------
        Total current assets                                                390,724              107,077
                                                                        -----------          -----------
Property and equipment, net                                                 481,162              540,802

Goodwill, net                                                               260,218              479,503

Other, net                                                                   64,905               77,156
                                                                        -----------          -----------
                                                                        $ 1,197,009          $ 1,204,538
                                                                        ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                                  $   210,526          $    10,995
  Accounts payable                                                           11,365               14,985
  Accrued expenses and other                                                103,239              100,806
                                                                        -----------          -----------
        Total current liabilities                                           325,130              126,786
                                                                        -----------          -----------
Long-term liabilities
  Long-term debt, less current maturities                                   794,418            1,017,226
  Other long-term liabilities                                                 2,076                2,193
                                                                        -----------          -----------
        Total long-term liabilities                                         796,494            1,019,419
                                                                        -----------          -----------
Commitments and contingencies

Redeemable ownership interests                                                   --                5,725

Stockholders' equity
  Common stock, $.01 par value, 50,000 shares authorized,
     25,000 shares issued, 23,229 and 23,413 shares outstanding                  --                   --
  Additional paid-in capital                                                 59,808               52,715
  Retained earnings                                                          66,044               43,267
                                                                        -----------          -----------
                                                                            125,852               95,982
  Treasury stock, at cost, 1,771 and 1,587 shares, respectively             (50,467)             (43,374)
                                                                        -----------          -----------
     Total stockholders' equity                                              75,385               52,608
                                                                        -----------          -----------
                                                                        $ 1,197,009          $ 1,204,538
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                              ----------------------        ----------------------
                                                2001          2000            2001           2000
                                              ---------     --------        --------       -------
Revenues
  Casino                                      $255,942      $239,880         $515,085      $484,069
  Food and beverage                             23,451        20,922           47,577        42,052
  Hotel                                          7,549         8,206           15,061        16,312
  Retail and other                               5,722         5,031           11,096         9,943
                                              --------      --------         --------      --------
                                               292,664       274,039          588,819       552,376
  Promotional allowances and other             (30,675)      (29,538)         (63,352)      (57,989)
                                              --------      --------         --------      --------
     Net revenues                              261,989       244,501          525,467       494,387
                                              --------      --------         --------      --------
Expenses
  Casino                                       148,717       128,912          293,622       255,915
  Food and beverage                              7,338         8,486           15,063        17,268
  Hotel                                            749         1,034            1,545         2,181
  Retail and other                               2,046         1,943            3,662         3,565
  General and administrative                    32,887        30,424           66,463        61,086
  Corporate expenses                             6,353         8,072           12,887        15,556
  Deferred compensation                         (1,092)        1,880             (674)       10,329
  Preopening expense                             3,173             -            4,064             -
  (Gain) loss on disposal of assets                529          (734)             470          (716)
  Depreciation and amortization                 16,330        19,779           34,847        39,791
                                              --------      --------         --------      --------
     Total expenses                            217,030       199,796          431,949       404,975
                                              --------      --------         --------      --------

Operating income                                44,959        44,705           93,518        89,412

Other income (expense)
  Interest expense                             (22,833)      (23,994)         (46,988)      (48,773)
  Interest income                                  372           566              855         1,267
  Other                                             14          (456)             464          (602)
                                                    --            --               --            --
                                              --------      --------         --------      --------
     Total other income (expense)              (22,447)      (23,884)         (45,669)      (48,108)
                                              --------      --------         --------      --------
Net income                                    $ 22,512      $ 20,821         $ 47,849      $ 41,304
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  Six Months Ended June 30,
                                                                                ----------------------------
                                                                                  2001                2000
                                                                                ---------          ---------
Cash provided by operating activities
  Net income                                                                    $  47,849          $  41,304
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              34,847             39,791
        Amortization of debt discounts, deferred
          finance charges and other                                                 2,240              2,229
        Provision for doubtful accounts                                             3,641              2,126
        Net (gain) loss on disposal of assets                                         470               (716)
        Deferred compensation                                                        (674)            10,329
        Net change in assets and liabilities                                       (6,490)             4,568
                                                                                ---------          ---------
           Net cash provided by operating activities                               81,883             99,631
                                                                                ---------          ---------

Cash flows from investing activities
  Purchases of property and equipment                                             (23,017)           (23,685)
  Proceeds from sale of property and equipment                                         90              2,796
  Net increase in other assets                                                     (4,504)            (5,934)
                                                                                ---------          ---------
           Net cash used in investing activities                                  (27,431)           (26,823)
                                                                                ---------          ---------

Cash flows from financing activities
  Proceeds from long-term debt                                                     30,000             12,000
  Repayments on long-term debt                                                    (59,711)          (242,240)
  Increase in debt issue costs                                                         --               (291)
  Decrease in restricted cash                                                          --            159,002
  Capital dividends                                                               (22,913)           (33,508)
                                                                                ---------          ---------

            Net cash used in financing activities                                 (52,624)          (105,037)
                                                                                ---------          ---------


Net change in cash and cash equivalents                                             1,828            (32,229)

Cash and cash equivalents, beginning of period                                     78,133            118,276
                                                                                ---------          ---------
Cash and cash equivalents, end of period                                        $  79,961          $  86,047
                                                                                =========          =========

Supplemental cash flow disclosure
  Interest paid                                                                 $  45,034          $  53,211
  Note receivable related to sale of hotel                                      $      --          $   2,000



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

      In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 3 of Issue 00-22 ("EITF 00-22"), "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 requires that incentives to induce casino play ("Points") be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001. Points of $6.3 million and $8.5 million were recorded for the three months ended June 30, 2001 and 2000, respectively, and points of $14.1 million and $16.5 million were recorded for the six months ended June 30, 2001 and 2000, respectively, and are included as promotional allowances and other in the accompanying Consolidated Condensed Statements of Operations. The adoption of EITF 00-22 had no effect on the Company's operating income.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on the Company's financial position and results of operations. The Company amortized $2.9 million and $4.2 million of goodwill in three months ended June 30, 2001 and 2000, respectively, and $6.5 million and $9.7 million in the six months ended June 30, 2001 and 2000, respectively.

NOTE 3 - ASSETS HELD FOR SALE

      The gaming license for one of the Company's wholly owned subsidiaries, Empress Casino Joliet Corporation ("Joliet"), was due to be renewed by the Illinois Gaming Board ("IGB") in June 2000. On June 30, 2000, the IGB preliminarily denied Joliet's application to renew its riverboat owner's license and preliminarily found Jack Binion ("Binion"), the Company's Chairman of the Board and CEO, unsuitable to be licensed as a key person. On July 19, 2000, Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, Joliet timely filed a Verified Request for Hearing of the IGB's decision.

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

      Included in the accompanying Consolidated Condensed Statements of Operations, are net revenues from Joliet of $69.9 million and $60.3 million for the three months ended June 30, 2001 and 2000, respectively, and $137.6 million and $121.3 million for the six months ended June 30, 2001 and 2000, respectively. Joliet also contributed $19.2 million and $16.5 million of operating income before corporate allocations and other non-recurring items for the three months ended June 30, 2001 and 2000, respectively, and $38.2 million and $33.5 million for the six months ended June 30, 2001 and 2000, respectively.

      On April 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Argosy Gaming Company ("Argosy"). Under the terms of the Merger Agreement, the Company agreed to sell the stock of Joliet to Argosy for cash consideration of $465.0 million. The Company and Argosy closed the transaction on July 31, 2001. Net proceeds from the sale were used to retire senior debt of approximately $222.8 million with the remainder to be utilized in accordance with the Company's debt agreements, which include payment of expenditures and indemnities related to the sale, an offer to retire existing subordinated debt or to make additional investments in assets and property.

NOTE 4 - LONG-TERM DEBT

      In July 2001, the Company amended its Credit Facility to allow, among other things, (i) for the sale of Joliet and (ii) the reduction of its loan commitment to $150 million. Current maturities of long-term debt in the accompanying Consolidated Condensed Balance Sheets, include the outstanding balance of $197.8 million on the Credit Facility as of June 30, 2001.

NOTE 5 - PREOPENING EXPENSE

      During 2001, the Company incurred preopening expense related to the rebranding of the Company's property in Hammond, Indiana. Included in preopening expense is advertising and production costs related to the name change of approximately $1.9 million and $2.0 million for the three and six months ended June 30, 2001, respectively.

NOTE 6 - CONTINGENCIES

      On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit against the Municipality of Bossier City, Louisiana asking the Court to: (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment; (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier City as opposed to a per person boarding fee; and (iii) certify the suit as a class action on behalf of all citizens and tax payers of Bossier Parish. The Company is not named in the suit but will seek to intervene to protect its interest. The Company believes the suit is without merit and will vigorously defend the validity of the contract.

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

      This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of terms such as "may," "expect," "anticipate," "believe," "continue," or similar variations or the negative thereof. These forward looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company's existing and future markets; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which could cause actual results to differ materially.

INTRODUCTION

      The Company is a leading multi-jurisdictional gaming company which owns and operates, through its wholly-owned subsidiaries, riverboat casinos under the "Horseshoe" and "Empress" brands. These include the Horseshoe Bossier City Casino ("Bossier City") in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino ("Tunica") in Robinsonville, Mississippi, which commenced operations on February 13, 1995, the Horseshoe Hammond Casino ("Hammond") in Hammond, Indiana and the Empress Casino Joliet ("Joliet") in Joliet, Illinois. Hammond and Joliet were acquired (the "Empress Merger") from Empress Entertainment, Inc. ("Empress") on December 1, 1999. Joliet commenced operations on June 17, 1992 and Hammond commenced operations on June 28, 1996. In the second quarter of 2001, Hammond converted from the Empress brand to the Horseshoe brand. As more fully described below, the Company sold the Joliet casino on July 31, 2001.

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

      On April 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Argosy Gaming Company ("Argosy"). Under the terms of the Merger Agreement, the Company agreed to sell the stock of Joliet to Argosy for cash consideration of $465.0 million. The Company and Argosy closed the transaction on July 31, 2001.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

FINANCIAL HIGHLIGHTS                                    Three months ended June 30,    % Increase/(Decrease)
                                                        ---------------------------    ---------------------
                                                           2001             2000          2001 vs. 2000
                                                        -----------      ----------    ---------------------
                                                           (dollars in thousands)
Casino revenues
     Bossier City                                        $  58,977        $  62,295           (5.3)%
     Tunica                                                 61,410           60,215             2.0%
     Hammond                                                66,912           57,994            15.4%
     Joliet                                                 68,643           59,376            15.6%
                                                         ---------        ---------
                                                         $ 255,942        $ 239,880             6.7%
                                                         =========        =========
Net revenues
     Bossier City                                        $  61,108        $  65,770           (7.1)%
     Tunica                                                 62,658           59,187             5.9%
     Hammond                                                68,289           59,286            15.2%
     Joliet                                                 69,934           60,258            16.1%
                                                         ---------        ---------
                                                         $ 261,989        $ 244,501             7.2%
                                                         =========        =========

Operating income (loss)
     Bossier City(a)                                     $   7,723        $  13,353          (42.2)%
     Tunica(a)                                              16,977           17,866           (5.0)%
     Hammond(a)                                              9,966           11,214          (11.1)%
     Joliet(a)                                              19,158           16,517            16.0%
     Corporate expense                                      (6,353)          (8,071)         (21.3)%
     Deferred compensation expense                           1,092           (1,880)        (158.1)%
     Preopening expense(d)                                  (3,173)               -              (b)
     Depreciation, amortization and
       other related to Empress acquisition                   (256)          (4,969)         (94.8)%
     Other                                                    (175)             675         (125.9)%
                                                         ---------        ---------
                                                         $  44,959        $  44,705             0.6%
                                                         =========        =========
Other information
     Interest expense, net                               $  22,461        $  23,428           (4.1)%
     Net income                                          $  22,512        $  20,821             8.1%

Operating margin (operating income/net revenues)(c)
     Bossier City(a)                                         12.6%            20.3%       (7.7) pts.
     Tunica(a)                                               27.1%            30.2%       (3.1) pts.
     Hammond(a)                                              14.6%            18.9%       (4.3) pts.
     Joliet(a)                                               27.4%            27.4%         0.0 pts.
     Consolidated                                            17.2%            18.3%       (1.1) pts.

-------------
(a)   Before corporate allocations and other non-recurring items.

(b)   Not meaningful.

(c) The "% Increase/(Decrease)" for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

(d)   Includes advertising and production costs of $1.9 million.

      The Company experienced a 6.7% increase in casino revenues and a 7.2% increase in net revenues in the quarter ended June 30, 2001 as compared to the prior year quarter. Strong revenue increases in Hammond and Joliet and modest increases in Tunica were partially offset by a decrease in revenues in Bossier City. In spite of the consolidated revenue increase, Bossier City, Tunica and Hammond each reported a decrease in operating income and operating margins. Joliet's operating income increased 16% in the three months ended June 30, 2001 over the prior year period but its operating margin remained flat quarter-to-quarter.

      Decreases in revenues, operating income and operating margins in Bossier City are largely attributable to increased competition in the Bossier City/Shreveport market. Additional competition caused decreases in slot and table game volume in Bossier City. Additionally, the property experienced lower hold percentages in both slots and table games during the quarter ended June 30, 2001. While the Company continues to be the predominant operator in the Bossier City/Shreveport market, the additional competition will likely cause operating margins to remain soft for the remainder of the year. In addition to the increased competition, casinos in the Bossier City/Shreveport market were negatively impacted by a 1% increase in gaming taxes which became effective April 1, 2001. Gaming taxes will increase an additional 1% on April 1, 2002 and 1% on April 1, 2003.

      Tunica experienced a 2% increase in casino revenues during the second quarter of 2001, primarily due to increases in slot volume and hold. Net revenues in the second quarter of 2001 in Tunica include the positive impact of approximately $2.0 million related to a reduction in the amount of promotional costs incurred for player database marketing. Operating income in the second quarter of 2001 includes an additional $1.6 million in depreciation expense related to the expanded facility which opened in December, 2000. Decreased operating margins in Tunica are the result of increased costs in the 2001 period related to the recently opened expansion, including staffing, utilities and higher cost of sales for food and beverage items related to the enlarged buffet and the new specialty restaurant which have not been offset by anticipated revenue increases.

      The Hammond property converted to the Horseshoe brand during the second quarter of 2001. Significant increases in slot and table game volume can partially be attributed to the additional promotional activity surrounding this conversion. While revenues increased substantially, operating income and operating margins decreased in the second quarter of 2001. Operating income for the three months ended June 30, 2001 as compared to the prior year period, include an additional $300,000 of depreciation expense and an approximate $600,000 charge for assets written off due to the conversion. The Company continued to invest significant resources during the three months ended June 30, 2001 in order to increase the service standard at the Hammond property as it geared up for the conversion to the Horseshoe brand. Hammond was also affected by continued construction disruption in the pavilion area during the second quarter of 2001 prior to the conversion to the Horseshoe brand. Preopening expense of $3.2 million in the three months ended June 30, 2001 relate to the rebranding of the Hammond property.

      Casino revenue increases in Joliet in the second quarter of 2001 can largely be attributed to an increase in the slot hold percentage along with an increase in slot volumes. The increase in slot volume and hold was slightly offset by a decrease in the table games hold percentage. Operating income in Joliet increased in the second quarter of 2001 primarily as a result of the increase in net revenues while operating margins in Joliet remained flat quarter-to-quarter. During the second quarter of 2001, Joliet incurred significant direct mail expense related to the cash offers included in several of its promotions.

      Corporate expenses decreased 21.3% in the three months ended June 30, 2001 as compared to the same period in the prior year due to significant legal and professional fees and charges related to the relocation of the corporate headquarters in 2000 that did not recur in 2001.

      Depreciation and amortization expense decreased 17.4% in the second quarter of 2001 as compared to the prior year period. This is primarily the result of ceasing to depreciate and amortize the Joliet assets once Joliet became an asset held for sale on February 1, 2001, offset by increased depreciation due to the expansions in Hammond and Tunica.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

FINANCIAL HIGHLIGHTS                                Six  months ended June 30,  % Increase/(Decrease)
                                                    --------------------------  ---------------------
                                                        2001         2000           2001 vs. 2000
                                                    -----------   ----------    ---------------------
                                                    (dollars in thousands)
Casino revenues
     Bossier City                                     $119,890    $122,072           (1.8)%
     Tunica                                            127,292     122,264             4.1%
     Hammond                                           133,304     120,655            10.5%
     Joliet                                            134,599     119,078            13.0%
                                                      --------    --------
                                                      $515,085    $484,069             6.4%
                                                      ========    ========
Net revenues
     Bossier City                                     $124,137    $129,468           (4.1)%
     Tunica                                            128,008     120,425             6.3%
     Hammond                                           135,772     123,184            10.2%
     Joliet                                            137,550     121,310            13.4%
                                                      --------    --------
                                                      $525,467    $494,387             6.3%
                                                      ========    ========

Operating income (loss)
     Bossier City(a)                                  $ 15,693    $ 25,779          (39.1)%
     Tunica(a)                                          37,272      38,305           (2.7)%
     Hammond(a)                                         21,025      26,771          (21.5)%
     Joliet(a)                                          38,188      33,503            14.0%
     Corporate expense                                 (12,887)    (15,555)         (17.2)%
     Deferred compensation expense                         674     (10,329)        (106.5)%
     Preopening expense(d)                              (4,064)          -              (b)
     Depreciation, amortization and
       other related to Empress acquisition             (2,137)     (9,964)         (78.6)%
     Other                                                (246)        902         (127.3)%
                                                      --------    --------
                                                      $ 93,518    $ 89,412             4.6%
                                                      ========    ========

Other information
     Interest expense, net                            $ 46,133    $ 47,506           (2.9)%
     Net income                                       $ 47,849    $ 41,304            15.8%

Operating margin (operating income/net revenues)(c)
     Bossier City(a)                                     12.6%       19.9%       (7.3) pts.
     Tunica(a)                                           29.1%       31.8%       (2.7) pts.
     Hammond(a)                                          15.5%       21.7%       (6.2) pts.
     Joliet(a)                                           27.8%       27.6%         0.2 pts.
     Consolidated                                        17.8%       18.1%       (0.3) pts.

-----------
(a)   Before corporate allocations and other non-recurring items.

(b)   Not meaningful.

(c) The "% Increase/(Decrease)" for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

(d)   Includes advertising and production costs of $2.0 million.

      The Company experienced a 6.4% increase in casino revenues and a 6.3% increase in net revenues in the six months ended June 30, 2001 as compared to the prior year period. Strong revenue increases in Hammond and Joliet and a modest increase in Tunica were partially offset by a decrease in revenues in Bossier City. In spite of the consolidated revenue increase, Bossier City, Tunica and Hammond each reported a decrease in operating income and operating margins. Joliet's operating income increased 14% but its operating margin remained basically flat in the first half of 2001 as compared to the prior year period.

      Decreases in revenues, operating income and operating margins in Bossier City are largely attributable to increased competition in the Bossier City/Shreveport market. Additional competition caused decreases in slot and table game volume in Bossier City. Additionally, the property experienced lower table game hold during the six months ended June 30, 2001. While the Company continues to be the predominant operator in the Bossier City/Shreveport market, the additional competition will likely cause operating margins to remain soft for the remainder of the year. In addition to the increased competition, casinos in the Bossier City/Shreveport market were negatively impacted by a 1% increase in gaming taxes which became effective April 1, 2001. Gaming taxes will increase an additional 1% on April 1, 2002 and 1% on April 1, 2003.

      Increases in year-to-date casino revenues in Tunica of 4.1% during the first six months of 2001 were primarily the result of volume increases in both slots and table games which can be attributed to the additional gaming space which opened in December 2000. Increases in table game hold were partially offset by a decrease in the slot hold percentage in the six months ended June 30, 2001 as compared to the same period in the prior year. Net revenues in the 2001 period in Tunica include the positive impact related to a reduction in the amount of promotional costs incurred for player database marketing. Operating income for the six months ended June 30, 2001 include an additional $2.6 million in depreciation expense related to the expanded facility which opened in December 2000. Decreased operating margins in Tunica are the result of increased costs in the 2001 period related to the recently opened expansion, including staffing, utilities and higher cost of sales for food and beverage items related to the enlarged buffet and the new specialty restaurant which have not been offset by anticipated revenue increases.

      Casino revenues in Hammond increased 10.5% during the first half of 2001 as compared to the prior year period. Volume increases in slots and table games were partially offset by a reduction in the hold percentages in both slots and table games. The Hammond property converted to the Horseshoe brand during the second quarter of 2001. Increases in slot and table game volume can partially be attributed to the additional promotional activity surrounding this conversion. While revenues increased, operating income and operating margins decreased in the first six months of 2001. Operating income for the six months ended June 30, 2001 as compared to the prior year period, include an additional $700,000 of depreciation expense and an approximate $600,000 charge for assets written off due to the conversion. The Company continued to invest significant resources during the first half of 2001 in order to increase the service standard at the Hammond property as it geared up for the conversion to the Horseshoe brand. Hammond was also affected by continued construction disruption in the pavilion area during the first half of 2001 prior to the conversion to the Horseshoe brand. Preopening expense of $4.1 million in the six months ended June 30, 2001 relate to the rebranding of the Hammond property.

      Casino revenue increases in Joliet in the first six months of 2001 can be attributed to increases in both slot hold and slot volume. Operating income in Joliet increased in the first half of 2001 primarily as a result of the increase in net revenues while operating margins in Joliet remained basically flat between the two periods. During the first half of 2001, Joliet incurred significant direct mail expense related to the cash offers included in several of its promotions.

      Corporate expenses decreased 17.2% in the six months ended June 30, 2001 as compared to the same period in the prior year due to significant legal and professional fees and charges related to the relocation of the corporate headquarters in 2000 that did not recur in 2001.

      Depreciation and amortization expense decreased 12.4% in the first six months of 2001 as compared to the prior year period. This is primarily the result of ceasing to depreciate and amortize the Joliet assets once Joliet became an asset held for sale on February 1, 2001, offset by increased depreciation due to the expansions in Hammond and Tunica.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, the Company had cash and cash equivalents of $80.0 million. During the six months ended June 30, 2001, cash provided by operating activities was $81.9 million and net cash used in investing activities was $27.4 million. During the first half of 2001, the Company had a net repayment of long-term debt of $29.7 million and paid capital dividends of $22.9 million for a net total of approximately $52.6 million used in financing activities.

      On July 31, 2001, the Company completed the sale of its Empress Joliet Casino for $465.0 million in cash. Net proceeds from the sale were used to retire senior debt of approximately $222.8 million with the remainder to be utilized in accordance with the Company's debt agreements, which include payment of expenditures and indemnities related to the sale, an offer to retire existing subordinated debt or to make additional investments in assets and property. In July 2001, the Company borrowed an additional $25.0 million under its Credit Facility in order to bring the total of its senior debt to approximately $222.8 million. Effective July 31, 2001, the Company reduced its commitment on its Credit Facility to $150 million. As of August 10, 2001, there was no outstanding balance on the Credit Facility. The outstanding balance of $197.8 million on the Credit Facility as of June 30, 2001 is classified as current maturities of long-term debt on the accompanying Consolidated Condensed Balance Sheets.

      The Company believes that the Company's cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet the Company's debt service obligations and capital expenditures commitments for the next twelve months.

Recently Adopted Accounting Pronouncements

      In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 3 of Issue 00-22 ("EITF 00-22"), "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 requires that incentives to induce casino play ("Points") be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001. Points of $6.3 million and $8.5 million were recorded for the three months ended June 30, 2001 and 2000, respectively, and points of $14.1 million and $16.5 million were recorded for the six months ended June 30, 2001 and 2000, respectively, and are included as promotional allowances and other in the accompanying Consolidated Condensed Statements of Operations. The adoption of EITF 00-22 had no effect on the Company's operating income.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on the Company's financial position and results of operations. The Company amortized $2.9 million and $4.2 million of goodwill in three months ended June 30, 2001 and 2000, respectively, and $6.5 million and $9.7 million in the six months ended June 30, 2001 and 2000, respectively.

CONTINGENCIES

      On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit against the Municipality of Bossier City, Louisiana asking the Court to: (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment; (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier City as opposed to a per person boarding fee; and (iii) certify the suit as a class action on behalf of all citizens and tax payers of Bossier Parish. The Company is not named in the suit but will seek to intervene to protect its interest. The Company believes the suit is without merit and will vigorously defend the validity of the contract.

      The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      As of June 30, 2001 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

      Effective January 31, 2001, the IGB approved a settlement agreement between the IGB, the Company, Empress Joliet and Jack Binion, Chairman of the Board and CEO of the Company. Pursuant to the settlement, on August 2, 2001, Joliet withdrew its Verified Request for Hearing, rendering the previous denial of Joliet's renewal application moot.

      On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit against the Municipality of Bossier City, Louisiana asking the Court to: (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment; (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier City as opposed to a per person boarding fee; and (iii) certify the suit as a class action on behalf of all citizens and tax payers of Bossier Parish. The Company is not named in the suit but will seek to intervene to protect its interest. The Company believes the suit is without merit and will vigorously defend the validity of the contract.

ITEM 5. OTHER INFORMATION

DISPOSITION OF ASSETS

      On July 31, 2001, Horseshoe Gaming Holding Corp. (the "Company") sold the stock of Empress Casino Joliet Corporation ("Empress Joliet"), a wholly owned subsidiary of the Company, to Argosy Gaming Company ("Argosy") for cash consideration of $465 million. The sale was consummated pursuant to an Agreement and Plan of Merger dated as of April 12, 2001, by and among Argosy, Joliet Acquisition Corporation, Empress Joliet and the Company.

      The purchase price was paid in cash and the amount was determined through arms-length negotiations between the Company and Argosy.

      The required pro forma financial information relating to the Company's disposition of Empress Joliet as of and for the six months ended June 30, 2001 and for the twelve months ended December 31, 2000 are attached hereto.


                         HORSESHOE GAMING HOLDING CORP.
               UNAUDITED PRO FORMA CONDENSED FINANCIAL STATEMENTS

      The accompanying unaudited pro forma condensed financial statements give effect to the sale of Empress Joliet, as if such transaction had occurred, for balance sheet purposes on June 30, 2001 and, for statement of operations purposes, on January 1, 2001 and January 1, 2000, respectively. These unaudited pro forma condensed financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto. The pro forma information is not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the Company's future results.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                               AS OF JUNE 30, 2001
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            Pro Forma
                                                                      Historical            Adjustments            Pro Forma
                                                                      -----------           -----------           -----------
                  ASSETS

Current assets
   Cash and cash equivalents                                           $   79,961             $  25,000  (a)
                                                                                                436,732  (b)
                                                                                                (10,821) (c)
                                                                                               (222,750) (d)
                                                                                                (40,099) (e)       $  268,023
   Accounts receivable, net                                                15,573                (1,443) (c)           14,130
   Inventories                                                              6,088                  (393) (c)            5,695
   Prepaid expenses and other                                               9,768                  (474) (c)            9,294
   Assets held for sale                                                   279,334              (279,334) (c)               --
                                                                      -----------           -----------           -----------
         Total current assets                                             390,724               (93,582)              297,142
                                                                      -----------           -----------           -----------

Property and equipment, net                                               481,162                    --               481,162

Goodwill, net                                                             260,218                    --               260,218

Other, net                                                                 64,905                    --                64,905
                                                                      -----------           -----------           -----------

                                                                       $1,197,009             $ (93,582)           $1,103,427
                                                                      ===========           ===========           ===========

                  LIABILITIES

Current liabilities
   Current maturities of long-term debt                                  $210,526             $(222,750) (d)
                                                                                                 25,000  (a)       $   12,776
   Accounts payable                                                        11,365                (1,557) (c)            9,808
   Accrued expenses and other                                             103,239               (14,536) (c)           88,703
                                                                      -----------           -----------           -----------
      Total current liabilities                                           325,130              (213,843)              111,287
                                                                      -----------           -----------           -----------

   Long-term liabilities
      Long-term debt, less current maturities                             794,418                    --               794,418
      Other long-term liabilities                                           2,076                 8,459  (c)           10,535
                                                                      -----------           -----------           -----------
         Total long-term liabilities                                      796,494                 8,459               804,953
                                                                      -----------           -----------           -----------

Stockholders' equity
   Common stock, $.01 par value, 50,000
    shares authorized 25,000 shares issued,
      23,229 shares outstanding                                                --                    --                    --
   Additional paid-in capital                                              59,808                    --                59,808
   Retained earnings                                                       66,044               (40,099) (e)
                                                                               --               151,901  (f)          177,846
                                                                      -----------           -----------           -----------
                                                                          125,852               111,802               237,654
   Treasury stock, at cost, 1,771 shares                                  (50,467)                   --               (50,467)
                                                                      -----------           -----------           -----------
      Total stockholders' equity                                           75,385               111,802               187,187
                                                                      -----------           -----------           -----------

                                                                       $1,197,009             $ (93,582)           $1,103,427
                                                                      ===========           ===========           ===========



                        See notes to unaudited pro forma
                            condensed balance sheet.

              NOTES TO UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

(a) Reflects additional borrowing on the Credit Facility prior to the sale of Empress Joliet.

(b)     Reflects the estimated net proceeds from the sale of Empress Joliet.

(c)     Reflects the estimated net assets sold to Argosy.

(d) Reflects the partial use of proceeds on the sale of Empress Joliet to pay down existing balances on the Credit Facility. The Company plans to further reduce debt by approximately $160 million in June 2002, the first call date on the 9-3/8% Senior Subordinated Notes.

(e) Reflects the estimated tax distribution from the gain on the sale of Empress Joliet.

(f) Reflects the estimated gain on the sale of Empress Joliet. The following is a preliminary calculation of the estimated impact to the statement of operations for this transaction:

Purchase price cash proceeds                                   $465,000

Less: Net working capital                                        (6,117)
      Estimated transaction and other related costs             (22,151)
                                                              ---------
Estimated net proceeds                                          436,732
Less: Estimated net book value of assets
        and liabilities disposed                               (284,831)
                                                              ---------
Estimated gain                                                 $151,901
                                                              =========

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                          Horseshoe                                             Horseshoe
                                           Gaming          Empress                               Gaming
                                           Holding       Casino Joliet                           Holding
                                            Corp.        Corporation        Pro Forma             Corp.
                                          Historical      Historical**     Adjustments          Pro Forma
                                          ---------        ---------        ---------           ---------
Revenues
  Casino                                   $515,085        $(134,599)        $     --            $380,486
  Food and beverage                          47,577           (9,136)              --              38,441
  Hotel                                      15,061             (932)              --              14,129
  Retail and other                           11,096           (2,061)             406 (a)           9,441
                                          ---------        ---------        ---------           ---------
                                            588,819         (146,728)             406             442,497
  Promotional allowances and other          (63,352)           8,772               --             (54,580)
                                          ---------        ---------        ---------           ---------
     Net revenues                           525,467         (137,956)             406             387,917
                                          ---------        ---------        ---------           ---------

Expenses
  Casino                                    293,622          (77,034)              --             216,588
  Food and beverage                          15,063           (3,930)              --              11,133
  Hotel                                       1,545             (221)              --               1,324
  Retail and other                            3,662             (214)              --               3,448
  General and administrative                 66,463          (13,991)              --              52,472
  Corporate expenses                         12,887           (3,137)           3,137 (a)          12,887
  Deferred compensation                        (674)             168             (168)(a)            (674)
  Preopening expense                          4,064               --               --               4,064
  (Gain) loss on disposal of assets             470               32               --                 502
  Depreciation and amortization              34,847           (1,616)              --              33,231
                                          ---------        ---------        ---------           ---------
     Total expenses                         431,949          (99,943)           2,969             334,975
                                          ---------        ---------        ---------           ---------

Operating income                             93,518          (38,013)          (2,563)             52,942

Other income (expense)
  Interest expense                          (46,988)          12,341          (12,341)(b)
                                                                                8,153 (c)         (38,835)
  Interest income                               855              (53)           3,043 (d)           3,845
  Other                                         464             (473)              --                  (9)
                                          ---------        ---------        ---------           ---------
     Total other income (expense)           (45,669)          11,815           (1,145)            (34,999)
                                          ---------        ---------        ---------           ---------

Net income                                 $ 47,849        $ (26,198)        $ (3,708)           $ 17,943
                                          =========        =========        =========           =========

------------
** Includes push-down adjustments

                   See notes to unaudited pro forma condensed
                            statement of operations.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                              Horseshoe                                                         Horseshoe
                                               Gaming              Empress                                       Gaming
                                              Holding            Casino Joliet                                   Holding
                                                Corp.            Corporation            Pro Forma                 Corp.
                                              Historical          Historical**         Adjustments              Pro Forma
                                             -----------          -----------          -----------             -----------
Revenues
  Casino                                      $  960,927            $(235,436)            $     --               $ 725,491
  Food and beverage                               85,212              (17,191)                  --                  68,021
  Hotel                                           32,169               (1,886)                  --                  30,283
  Retail and other                                20,411               (5,095)               1,664  (a)             16,980
                                             -----------          -----------          -----------             -----------
                                               1,098,719             (259,608)               1,664                 840,775
  Promotional allowances and other              (117,889)              17,640                   --                (100,249)
                                             -----------          -----------          -----------             -----------
     Net revenues                                980,830             (241,968)               1,664                 740,526
                                             -----------          -----------          -----------             -----------

Expenses
  Casino                                         523,423             (130,219)                  --                 393,204
  Food and beverage                               34,378              (10,245)                  --                  24,133
  Hotel                                            4,146                 (779)                  --                   3,367
  Retail and other                                 6,918                 (376)                  --                   6,542
  General and administrative                     127,659              (27,199)                  --                 100,460
  Corporate expenses                              37,945               (9,217)               9,217  (a)             37,945
  Deferred compensation                            8,338               (2,084)               2,084  (a)              8,338
  (Gain) loss on disposal of assets                  494                   (2)                  --                     492
  Write down on assets held for sale              (2,096)                  --                   --                  (2,096)
  Depreciation and amortization                   81,468              (18,861)                  --                  62,607
                                             -----------          -----------          -----------             -----------
     Total expenses                              822,673             (198,982)              11,301                 634,992
                                             -----------          -----------          -----------             -----------

Operating income                                 158,157              (42,986)              (9,637)                105,534

Other income (expense)
  Interest expense                               (98,894)              27,750              (27,750) (b)
                                                                                            20,110  (c)            (78,784)
  Interest income                                  2,683                  (81)               6,086  (d)              8,688
  Other                                           (1,232)                 822                   --                    (410)
                                             -----------          -----------          -----------             -----------
     Total other income (expense)                (97,443)              28,491               (1,554)                (70,506)
                                             -----------          -----------          -----------             -----------

Net income                                    $   60,714            $ (14,495)            $(11,191)              $  35,028
                                             ===========          ===========          ===========             ===========

------------
** Includes push-down adjustments



                   See notes to unaudited pro forma condensed
                            statement of operations.

         NOTES TO UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS

(a) Reflects the elimination of intercompany charges included in retail and other, corporate expense and deferred compensation.

(b)     Reflects the elimination of intercompany interest expense.

(c) Reflects the reduction in interest expense based on the pay down of the Credit Facility as calculated below:

                                         Six Months Ended          Year Ended
                                          June 30, 2001          December 31, 2000
                                          -------------          -----------------
Interest expense on Credit Facility          $  8,099                $ 20,105
Commitment fee paid                               429                     755
Commitment fee based on $150 million             (375)                   (750)
                                             --------                --------
                                             $  8,153                $ 20,110
                                             ========                ========


(d) Reflects estimated earnings on unused proceeds from sale of Empress Joliet as calculated below:

Estimated net proceeds                           $ 436,732
Estimated tax distributions                        (40,099)
Repayment on Credit Facility                      (222,750)
                                                 ---------
Available proceeds to invest                       173,883
Estimated interest rate                               3.50%
                                                 ---------
Estimated annual interest income                 $   6,086
                                                 =========
Estimated interest income for six months         $   3,043
                                                 =========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number             Description
------             -----------
2.1  (a)           Agreement and Plan of Merger by and among Argosy Gaming
                   Company, Joliet Acquisition Corporation, Empress Casino
                   Joliet Corporation and Horseshoe Gaming Holding Corp. dated as of April 12, 2001
3.1  (b)           Certificate of Incorporation of Horseshoe Gaming Holding
                   Corp.
3.2  (b)           By-laws of Horseshoe Gaming Holding Corp.
4.1  (c)           Amendment No. 4 to Horseshoe Gaming Holding Corp. Credit
                   Agreement, dated as of July 20, 2001, by and among HGHC, the
                   Lenders listed therein, Credit Suisse First Boston and
                   Canadian Imperial Bank of Commerce

----------
(a) Filed as an exhibit to Horseshoe Gaming Holding Corp.'s Form 8-K filed on April 19, 2001.

(b) Filed as an exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

(c)     Filed herewith.


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


                                            HORSESHOE GAMING HOLDING CORP.
                                            a Delaware corporation


Date:   August 14, 2001                     By: /s/ Kirk C. Saylor
                                               ---------------------------------
                                               Kirk C. Saylor
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number             Description
------             -----------
4.1                Amendment No. 4 to Horseshoe Gaming Holding Corp. Credit
                   Agreement, dated as of July 20, 2001, by and among HGHC, the
                   Lenders listed therein, Credit Suisse First Boston and
                   Canadian Imperial Bank of Commerce