Form 10-Q
period 2001-09-30
HORSESHOE GAMING HOLDING CORP
filed 2001-11-14
CIK 1088118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q


[X] QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended           September 30, 2001
                                          --------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from _________________ to _________________

                     Commission file number      333-0214
                                           -------------------



                         HORSESHOE GAMING HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   88-0425131
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


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


                              Yes   [X]   No   [ ]

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


INDEX                                                                              PAGE
-----                                                                              ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Condensed Balance Sheets as of
                     September 30, 2001 and December 31, 2000                         3
                 Consolidated Condensed Statements of Operations for the
                     three and nine months ended September 30, 2001 and 2000          4
                 Consolidated Condensed Statements of Cash Flows for the
                     nine months ended September 30, 2001 and 2000                    5
                 Notes to Consolidated Condensed Financial Statements                 6

Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                        8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk          14


PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                   15

Item 6.          Exhibits and Reports on Form 8-K                                    15

SIGNATURE                                                                            16

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           September 30,      December 31,
                                                                               2001              2000
                                                                           -------------      ------------
                                                                            (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                                $   238,177       $    78,133
   Restricted cash                                                               16,293                --
   Accounts receivable, net of allowance for doubtful
     accounts of $13,147 and $12,912, respectively                               14,435            15,847
   Inventories                                                                    5,585             5,678
   Prepaid expenses and other                                                     7,318             7,419
                                                                            -----------       -----------
        Total current assets                                                    281,808           107,077
                                                                            -----------       -----------

Property and equipment, net                                                     478,345           540,802

Goodwill, net                                                                   257,315           479,503

Other, net                                                                       58,300            77,156
                                                                            -----------       -----------

                                                                            $ 1,075,768       $ 1,204,538
                                                                            ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $    10,423       $    10,995
   Accounts payable                                                               7,154            14,985
   Accrued expenses and other                                                   116,898           100,806
                                                                            -----------       -----------
        Total current liabilities                                               134,475           126,786
                                                                            -----------       -----------

Long-term liabilities
   Long-term debt, less current maturities                                      727,882         1,017,226

   Other long-term liabilities                                                    9,907             2,193
                                                                            -----------       -----------
        Total long-term liabilities                                             737,789         1,019,419
                                                                            -----------       -----------

Commitments and contingencies

Redeemable ownership interests                                                       --             5,725

Stockholders' equity
   Common stock, $.01 par value, 50,000 shares authorized, 25,000
     shares issued, 23,229 and 23,413 shares outstanding, respectively               --                --
   Additional paid-in capital                                                    59,808            52,715
   Retained earnings                                                            194,163            43,267
                                                                            -----------       -----------
                                                                                253,971            95,982
   Treasury stock, at cost, 1,771 and 1,587 shares, respectively                (50,467)          (43,374)
                                                                            -----------       -----------
        Total stockholders' equity                                              203,504            52,608
                                                                            -----------       -----------

                                                                            $ 1,075,768       $ 1,204,538
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                  Three months ended              Nine months ended
                                                     September 30,                  September 30,
                                                 2001            2000            2001            2000
                                               ---------       ---------       ---------       ---------
Revenues
   Casino                                      $ 216,321       $ 247,202       $ 731,406       $ 731,271
   Food and beverage                              21,460          22,394          69,037          64,446
   Hotel                                           7,621           8,172          22,682          24,484
   Retail and other                                4,914           5,448          16,010          15,391
                                               ---------       ---------       ---------       ---------
                                                 250,316         283,216         839,135         835,592
   Promotional allowances and other              (30,928)        (30,942)        (94,280)        (88,931)
                                               ---------       ---------       ---------       ---------
      Net revenues                               219,388         252,274         744,855         746,661
                                               ---------       ---------       ---------       ---------

Expenses
   Casino                                        126,908         133,253         420,530         389,168
   Food and beverage                               6,398           8,958          21,461          26,226
   Hotel                                             755           1,035           2,300           3,216
   Retail and other                                1,588           1,744           5,250           5,309
   General and administrative                     27,302          31,693          93,765          92,779
   Corporate expenses                              3,821          15,167          16,708          30,723
   Deferred compensation                           1,254          (2,956)            580           7,373
   Pre-opening expense                                --              --           4,064              --
   Net gain on disposal of assets               (161,425)         (1,533)       (160,955)         (2,249)
   Depreciation and amortization                  15,329          20,636          50,176          60,427
                                               ---------       ---------       ---------       ---------
      Total expenses                              21,930         207,997         453,879         612,972
                                               ---------       ---------       ---------       ---------

Operating income                                 197,458          44,277         290,976         133,689

Other income (expense)
   Interest expense                              (17,946)        (23,857)        (64,934)        (72,630)
   Interest income                                 1,737             822           2,592           2,089
   Other                                             (53)           (508)            411          (1,110)
                                               ---------       ---------       ---------       ---------
      Total other income (expense)               (16,262)        (23,543)        (61,931)        (71,651)
                                               ---------       ---------       ---------       ---------

Income before extraordinary loss on early
   retirement of debt                            181,196          20,734         229,045          62,038

Extraordinary loss on early retirement
   of debt                                        (6,893)             --          (6,893)             --
                                               ---------       ---------       ---------       ---------
Net income                                     $ 174,303       $  20,734       $ 222,152       $  62,038
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

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Nine months ended
                                                                           September 30,
                                                                       2001            2000
                                                                     ---------       ---------
Cash provided by operating activities
    Net income                                                       $ 222,152       $  62,038
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                  50,176          60,427
         Amortization of debt discounts, deferred
            finance charges and other                                    3,174           3,348
         Net gain on disposal of assets                               (160,955)         (2,249)
         Provision for doubtful accounts                                 5,550           3,676
         Extraordinary loss on early retirement of debt                  6,893              --
         Deferred compensation                                             580           7,373
         Net change in assets and liabilities                            3,261          29,662
                                                                     ---------       ---------
            Net cash provided by operating activities                  130,831         164,275
                                                                     ---------       ---------


Cash flows from investing activities
    Purchases of property and equipment                                (33,181)        (49,904)
    Net proceeds from sale of Joliet                                   447,533              --
    Proceeds from sale of property and equipment                           212           6,360
    Net increase in other assets                                        (3,028)            (79)
                                                                     ---------       ---------
            Net cash provided by (used in) investing activities        411,536         (43,623)
                                                                     ---------       ---------

Cash flows from financing activities
    Proceeds from long-term debt                                        55,000          12,000
    Repayments on long-term debt                                      (351,590)       (291,538)
    Debt issue costs and  commitment fees                                 (343)           (291)
    (Increase) decrease in restricted cash                             (16,293)        159,002
    Capital dividends                                                  (69,097)        (38,024)
                                                                     ---------       ---------
            Net cash used in financing activities                     (382,323)       (158,851)
                                                                     ---------       ---------

Net change in cash and cash equivalents                                160,044         (38,199)

Cash and cash equivalents, beginning of period                          78,133         118,276
                                                                     ---------       ---------

Cash and cash equivalents, end of period                             $ 238,177       $  80,077
                                                                     =========       =========

Supplemental cash flow disclosure
    Interest paid, net of $582 capitalized in 2000                   $  48,993       $  59,855
    Note receivable related to sale of hotel                         $      --       $   2,000


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                 HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

        In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 3 of Issue 00-22 ("EITF 00-22"), "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 requires that incentives to induce casino play ("Points") be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001. Points of $7.6 million and $8.2 million were recorded for the three months ended September 30, 2001 and 2000, respectively, and points of $21.7 million and $24.8 million were recorded for the nine months ended September 30, 2001 and 2000, respectively, and are included as promotional allowances and other in the accompanying Consolidated Condensed Statements of Operations. The adoption of EITF 00-22 had no effect on the Company's operating income.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). This pronouncement changes the accounting for goodwill and intangible assets. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 and the impact that adoption will have on the Company's financial position and results of operations. The Company amortized $2.9 million and $5.7 million of goodwill in three months ended September 30, 2001 and 2000, respectively, and $9.4 million and $15.4 million in the nine months ended September 30, 2001 and 2000, respectively.

        Also in June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. Companies are required to adopt the provisions of SFAS 143 as of the beginning of the entity's fiscal year beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and the impact that adoption will have on the Company's financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale. SFAS 144 must be adopted for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS 144 will materially impact the Company's financial position or results of operations.

NOTE 3 - SALE OF EMPRESS CASINO JOLIET

       On July 31, 2001, the Company sold the stock of Empress Casino Joliet Corporation ("Joliet"), a wholly owned subsidiary of the Company, to Argosy Gaming Company for $462.5 million in cash after adjustment for a deficiency in net working capital of $2.5 million. The net proceeds from the sale, net of cash sold and other transaction costs, were $447.5 million. An additional $38.4 million in tax distributions related to the sale were made in the third quarter of 2001. A gain of $162.5 million related to the sale of Joliet is included in the net gain on disposal of assets for the three and nine months ended September 30, 2001 in the accompanying Consolidated Condensed Statements of Operations.

       Pursuant to the merger agreement, the Company deposited $16.3 million of the net proceeds into escrow to cover potential future indemnifications related to the Joliet facility. Of this amount, $2.3 million was disbursed in October 2001. The escrowed funds are reflected as restricted cash in the accompanying Consolidated Condensed Balance Sheets.

       Included in the accompanying Consolidated Condensed Statements of Operations, are net revenues from Joliet of $24.0 million and $60.2 million for the three months ended September 30, 2001 and 2000, respectively, and $161.6 million and $181.5 million for the nine months ended September 30, 2001 and 2000, respectively. Joliet also contributed $7.2 million and $18.2 million of operating income before depreciation and amortization, corporate allocations and other non-recurring items for the three months ended September 30, 2001 and 2000, respectively, and $49.4 million and $55.2 million for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 4 - LONG-TERM DEBT

       In 2001, the Company amended its Senior Secured Revolving Credit Facility ("Credit Facility") to allow, among other things, (i) for the sale of Joliet and
(ii) the reduction of its loan commitment to $150.0 million. During the third quarter of 2001, the Company repaid the entire $222.8 million which was outstanding on its Credit Facility. In addition, $65.0 million of the Company's 8.625% Senior Subordinated Notes and $940,000 of the Company's 9.375% Senior Subordinated Notes were tendered in an Asset Sale Offer to its bondholders. As a result of these retirements, the Company recorded an extraordinary loss on early retirement of debt in the amount of $6.9 million during the third quarter of 2001.

NOTE 5 - PREOPENING EXPENSE

        During 2001, the Company incurred preopening expense related to the rebranding of the Company's property in Hammond, Indiana. Included in preopening expense is advertising and production costs related to the name change of approximately $2.0 million for the nine months ended September 30, 2001.

NOTE 6 - CONTINGENCIES

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

        The Company is a leading multi-jurisdictional gaming company which owns and operates, through its wholly owned subsidiaries, riverboat casinos under the "Horseshoe" brand and, until July 31, 2001, the "Empress" brand. These include the Horseshoe Bossier City Casino ("Bossier City") in Bossier City, Louisiana, the Horseshoe Tunica Casino ("Tunica") in Robinsonville, Mississippi, the Horseshoe Hammond Casino ("Hammond") in Hammond, Indiana and the Empress Casino Joliet ("Joliet") in Joliet, Illinois. The Company sold the Joliet casino on July 31, 2001. In the second quarter of 2001, Hammond converted from the Empress brand to the Horseshoe brand.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

FINANCIAL HIGHLIGHTS                                           Three months ended
                                                                  September 30,              % Increase/(Decrease)
                                                            --------------------------       ---------------------
                                                              2001             2000              2001 vs. 2000
                                                            ---------        ---------       ---------------------
                                                              (dollars in thousands)
Casino revenues
     Bossier City                                           $  64,881        $  66,731                  (2.8)%
     Tunica                                                    65,190           60,100                   8.5%
     Hammond                                                   62,675           61,108                   2.6%
     Joliet (a)                                                23,575           59,263                 (60.2)%
                                                            ---------        ---------
                                                            $ 216,321        $ 247,202                 (12.5)%
                                                            =========        =========
Net revenues
     Bossier City                                           $  66,794        $  69,908                  (4.5)%
     Tunica                                                    64,307           59,542                   8.0%
     Hammond                                                   64,285           62,636                   2.6%
     Joliet (a)                                                24,002           60,188                 (60.1)%
                                                            ---------        ---------
                                                            $ 219,388        $ 252,274                 (13.0)%
                                                            =========        =========

Operating income (loss)
     Bossier City (b)                                       $  11,526        $  13,845                 (16.7)%
     Tunica (b)                                                16,175           17,780                  (9.0)%
     Hammond (b)                                                7,899           12,416                 (36.4)%
     Joliet (a) (b)                                             6,174           16,278                 (62.1)%
     Corporate expense                                         (3,821)         (15,167)                (74.8)%
     Deferred compensation                                     (1,254)           2,956                (142.4)%
     Pre-opening expense                                           --               --                   (c)
     Gain on assets held for sale                             162,485            1,563                   (c)
     Depreciation, amortization and other
        related to Empress acquisition                         (1,606)          (5,556)                (71.1)%
     Other                                                       (120)             162                (174.1)%
                                                            ---------        ---------
                                                            $ 197,458        $  44,277                 346.0%
                                                            =========        =========

Other information
     Interest expense, net                                  $  16,209        $  23,035                 (29.6)%
     Net income                                             $ 174,303        $  20,734                 740.7%

Operating margin (operating income/net revenues)(d)
     Bossier City (b)                                            17.3%            19.8%           (2.5) pts.
     Tunica (b)                                                  25.2%            29.9%           (4.7) pts.
     Hammond (b)                                                 12.3%            19.8%           (7.5) pts.
     Joliet (a) (b)                                              25.7%            27.0%           (1.3) pts.
     Consolidated                                                90.0%            17.6%            72.4 pts.
     Consolidated - excluding gain from sale of Joliet           15.9%            17.6%           (1.7) pts.


(a) Results for Joliet are through July 31, 2001, the date of sale to Argosy Gaming Company.

(b)  Before corporate allocations and other non-recurring items.

(c)  Not meaningful.

(d) The "% Increase/(Decrease)" for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

        Due to only one month of results from Joliet during the third quarter of 2001, the Company experienced a 12.5% decrease in casino revenues and a 13.0% decrease in net revenues in the third quarter of 2001 as compared to the prior year quarter. Excluding Joliet, casino revenues and net revenues increased 2.6% and 1.7%, respectively, in the third quarter of 2001 as compared to the prior year period. Revenue increases in Hammond and Tunica were partially offset by a decrease in revenues in Bossier City. Bossier City, Tunica and Hammond each reported a decrease in operating income and operating margins in the third quarter of 2001 as compared to the prior year period. In addition to the other factors discussed below, Bossier City, Tunica, and Hammond experienced increases of 53%, 72% and 48%, respectively, in health care costs in the quarter ended September 30, 2001 as compared to the prior year quarter.

        Decreases in revenues, operating income and operating margins in Bossier City are largely attributable to increased competition in the Bossier City/Shreveport market. Additional competition caused decreases in slot and table game volume in Bossier City. Partially offsetting the volume decreases was an increase in hold percentages in both slots and table games during the quarter ended September 30, 2001. Management expects that the additional competition in the Bossier City/Shreveport market will likely cause operating margins to remain soft for the foreseeable future. In addition to the increased competition, casinos in the Bossier City/Shreveport market were negatively impacted by a 1% increase in gaming taxes which became effective April 1, 2001. Gaming taxes will increase an additional 1% on April 1, 2002 and 1% on April 1, 2003.

        Tunica experienced an 8.5% increase in casino revenues during the third quarter of 2001, primarily due to increases in slot volume and table game hold. Included in operating income in the third quarter of 2001 is an additional $1.6 million in depreciation expense related to the expanded facility which opened in December 2000. Decreased operating margins in Tunica are the result of increased costs in the 2001 period related to the expansion, including staffing, utilities and higher cost of sales for food and beverage items related to the enlarged buffet and the new specialty restaurant which have not been offset by anticipated revenue increases. Also impacting third quarter results were costs associated with an enhanced direct mail program that did not produce the expected results. The Company has discontinued this program.

        In Hammond, casino revenues and net revenues each increased 2.6% during the third quarter of 2001. This is primarily attributable to higher volumes in both slots and table games, which were partially offset by decreases in hold percentages in both of these areas. The continuous improvement effort regarding guest service standards and the significant investment over the last five quarters to upgrade the Hammond property and convert it to the Horseshoe brand continue to have a negative impact on margins. Management expects that upgrades to the property and guest/employee service standards will improve operating margins over the long-term.

        Due to the sale of Joliet on July 31, 2001, third quarter 2001 results include only one month as compared to three months in the comparable 2000 period.

        Corporate expenses decreased 74.8% in the three months ended September 30, 2001 as compared to the same period in the prior year due to a number of unusual items in 2000 that did not recur in 2001.

        Interest expense decreased 24.8% in the third quarter of 2001 as compared to the prior year period. This reduction is related to (i) lower debt outstanding during the 2001 quarter, (ii) lower interest rates on the Company's credit facility in 2001, and (iii) the third quarter 2001 reduction of $2.2 million in accrued interest related to a settlement of a Louisiana sales tax assessment.

        As a result of the sale of Joliet and the subsequent pay-down of debt, the Company recorded a gain of $162.5 million and an extraordinary loss of $6.9 million related to the sale of Joliet and the loss on early retirement of debt, respectively, in the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


FINANCIAL HIGHLIGHTS                                            Nine months ended
                                                                   September 30,             % Increase/(Decrease)
                                                            --------------------------       ---------------------
                                                              2001             2000              2001 vs. 2000
                                                            ---------        ---------       ---------------------
                                                              (dollars in thousands)
Casino revenues
     Bossier City                                           $ 184,771        $ 188,803                  (2.1)%
     Tunica                                                   192,482          182,364                   5.5%
     Hammond                                                  195,979          181,763                   7.8%
     Joliet (a)                                               158,174          178,341                 (11.3)%
                                                            ---------        ---------
                                                            $ 731,406        $ 731,271                   0.0%
                                                            =========        =========
Net revenues
     Bossier City                                           $ 190,931        $ 199,376                  (4.2)%
     Tunica                                                   192,315          179,967                   6.9%
     Hammond                                                  200,057          185,820                   7.7%
     Joliet (a)                                               161,552          181,498                 (11.0)%
                                                            ---------        ---------
                                                            $ 744,855        $ 746,661                  (0.2)%
                                                            =========        =========

Operating income (loss)
     Bossier City (b)                                       $  27,219        $  39,624                 (31.3)%
     Tunica (b)                                                53,447           56,085                  (4.7)%
     Hammond (b)                                               28,924           39,187                 (26.2)%
     Joliet (a) (b)                                            44,362           49,781                 (10.9)%
     Corporate expense                                        (16,708)         (30,723)                (45.6)%
     Deferred compensation                                       (580)          (7,373)                (92.1)%
     Pre-opening expense (e)                                   (4,064)              --                   (c)
     Gain on assets held for sale                             162,485            1,563                   (c)
     Depreciation, amortization and
       other related to Empress acquisition                    (3,743)         (15,521)                (75.9)%
     Other                                                       (366)           1,066                (134.3)%
                                                            ---------        ---------
                                                            $ 290,976        $ 133,689                 117.7%
                                                            =========        =========

Other information
     Interest expense, net                                  $  62,342        $  70,541                 (11.6)%
     Net income                                             $ 222,152        $  62,038                 258.1%

Operating margin (operating income/net revenues)(d)
     Bossier City (b)                                            14.3%            19.9%           (5.6) pts.
     Tunica (b)                                                  27.8%            31.2%           (3.4) pts.
     Hammond (b)                                                 14.5%            21.1%           (6.6) pts.
     Joliet (a) (b)                                              27.5%            27.4%             0.1 pts.
     Consolidated                                                39.1%            17.9%            21.2 pts.
     Consolidated - excluding gain from sale of Joliet           17.3%            17.9%           (0.6) pts.

(a) Results for Joliet are through July 31, 2001, the date of sale to Argosy Gaming Company.

(b)  Before corporate allocations and other non-recurring items.

(c)  Not meaningful.

(d) The "% Increase/(Decrease)" for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

(e)  Includes advertising and production costs of $2.0 million.

        Consolidated casino revenues and net revenues were essentially flat for the nine months ended September 30, 2001 as compared to the prior year period. Excluding Joliet, which was sold on July 31, 2001, casino revenues and net revenues increased 3.7% and 3.2%, respectively, in the nine month period ended September 30, 2001. In spite of the consolidated revenue increase, Bossier City, Tunica and Hammond each reported a decrease in operating income and operating margins. In addition to the other factors discussed below, Bossier City, Tunica and Hammond experienced increases of 33%, 76% and 51%, respectively, in health care costs for the nine months ended September 30, 2001, as compared to the prior year period.

        Decreases in revenues, operating income and operating margins in Bossier City are largely attributable to increased competition in the Bossier City/Shreveport market. Additional competition caused decreases in slot and table game volume in Bossier City. Partially offsetting the decreases in volume was an increase in the slot hold percentage during the nine months ended September 30, 2001. In addition to the increased competition, casinos in the Bossier City/Shreveport market were negatively impacted by a 1% increase in gaming taxes which became effective April 1, 2001. Gaming taxes will increase an additional 1% on April 1, 2002 and 1% on April 1, 2003.

        Increases in year-to-date casino revenues in Tunica of 5.5% during the first nine months of 2001 were primarily the result of volume increases in both slots and table games which can be attributed to the additional gaming space which opened in December 2000. Increases in table game hold were partially offset by a decrease in the slot hold percentage in the nine months ended September 30, 2001 as compared to the same period in the prior year. Net revenues in the 2001 period in Tunica include the positive impact related to a reduction in the amount of promotional costs incurred for player database marketing. Operating income for the nine months ended September 30, 2001 include an additional $4.1 million in depreciation expense related to the expanded facility which opened in December 2000. Decreased operating margins in Tunica are the result of increased costs in the 2001 period related to the recently opened expansion, including staffing, utilities and higher cost of sales for food and beverage items related to the enlarged buffet and the new specialty restaurant which have not been offset by anticipated revenue increases.

        Casino revenues in Hammond increased 7.8% during the first nine months of 2001 as compared to the prior year period. Volume increases in slots and table games were partially offset by a reduction in the hold percentages in both slots and table games. The Company continued to invest significant resources during the first nine months of 2001 in order to increase the service standard at the Hammond property as it converted to the Horseshoe brand. Pre-opening expense of $4.1 million in the nine months ended September 30, 2001 relate to the rebranding of the Hammond property. Pre-opening expense includes approximately $2.0 million in advertising and production costs that relate to the conversion to the Horseshoe brand.

        Due to the sale of Joliet on July 31, 2001, the nine months ended September 30, 2001 results include only seven months as compared to nine months in the comparable period in 2000.

        Corporate expenses decreased 45.6% in the nine months ended September 30, 2001 as compared to the same period in the prior year due to a number of unusual items in 2000 that did not recur in 2001.

        Depreciation and amortization expense decreased 17.0% in the first nine months of 2001 as compared to the prior year period. This is primarily the result of ceasing to depreciate and amortize the Joliet assets once Joliet became an asset held for sale on February 1, 2001, offset by increased depreciation due to the expansions in Hammond and Tunica.

        Interest expense decreased 10.6% in the nine months ended September 30, 2001 as compared to the prior year period. This reduction is related to (i) lower debt outstanding during the 2001 period, (ii) lower interest rates on the Company's credit facility in 2001, and (iii) the 2001 reduction of $2.2 million in accrued interest related to a settlement of a Louisiana sales tax assessment.

        As a result of the sale of Joliet and the subsequent pay-down of debt, the Company recorded a gain of $162.5 million and an extraordinary loss of $6.9 million related to the sale of Joliet and the loss on early retirement of debt, respectively, in the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 2001, the Company had cash and cash equivalents of $238.2 million. During the nine months ended September 30, 2001, cash provided by operating activities was $130.8 million, net cash provided by investing activities was $411.5 million, and net cash used in financing activities was $382.3 million.

       In 2001, the Company amended its Senior Secured Revolving Credit Facility ("Credit Facility") to allow, among other things, (i) for the sale of Joliet and
(ii) the reduction of its loan commitment to $150.0 million.

       On July 31, 2001, the Company completed the sale of Joliet for $462.5 million in cash after adjustment for a deficiency in net working capital of $2.5 million. Net proceeds from the sale, net of cash sold and other transaction costs, were $447.5 million. An additional $38.4 million in tax distributions related to the sale were made in the third quarter of 2001. A portion of the remaining proceeds was used to retire the entire $222.8 million outstanding on the Credit Facility. In addition, $65.0 million of the Company's 8.625% Senior Subordinated Notes and $940,000 of the Company's 9.375% Senior Subordinated Notes were tendered in an Asset Sale Offer to its bondholders.

       Pursuant to the merger agreement, the Company deposited $16.3 million of the net proceeds into escrow to cover potential future indemnifications related to the Joliet facility. Of this amount, $2.3 million was disbursed in October 2001.

       The Company believes that the Company's cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet the Company's debt service obligations and capital expenditures commitments for the next twelve months.

Recently Adopted Accounting Pronouncements

        In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 3 of Issue 00-22 ("EITF 00-22"), "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22 requires that incentives to induce casino play ("Points") be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001. Points of $7.6 million and $8.2 million were recorded for the three months ended September 30, 2001 and 2000, respectively, and points of $21.7 million and $24.8 million were recorded for the nine months ended September 30, 2001 and 2000, respectively, and are included as promotional allowances and other in the accompanying Consolidated Condensed Statements of Operations. The adoption of EITF 00-22 had no effect on the Company's operating income.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). This pronouncement changes the accounting for goodwill and intangible assets. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 and the impact that adoption will have on the Company's financial position and results of operations. The Company amortized $2.9 million and $5.7 million of goodwill in three months ended September 30, 2001 and 2000, respectively, and $9.4 million and $15.4 million in the nine months ended September 30, 2001 and 2000, respectively.

        Also in June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. Companies are required to adopt the provisions of SFAS 143 as of the beginning of the entity's fiscal year beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and the impact that adoption will have on the Company's financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale. SFAS 144 must be adopted for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS 144 will materially impact the Company's financial position or results of operations.

CONTINGENCIES

        The Company and its subsidiaries, during the normal course of operating their business, become engaged in various litigation and other legal disputes. In the opinion of the Company's management, the ultimate disposition of such disputes will not have a material impact on the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        As of September 30, 2001 there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 30, 1999, the Illinois Gaming Board ("IGB") approved the acquisition of Joliet by the Company, placing certain conditions on its decision. One of the conditions was the completion of the investigation and approval of all key persons of the Company. On March 13, 2000, Joliet filed its renewal application with the IGB and on June 30, 2000, the IGB issued its initial decision and directed the Administrator to issue a Notice of Denial to Joliet, denying its application for renewal of its Owner's License. On July 19, 2000, Joliet received the Notice of Denial of License Renewal from the IGB. In response to the denial, the Company filed an appeal and submitted a request for an administrative hearing.

        Effective January 31, 2001, the IGB approved a settlement agreement between the IGB, the Company, Joliet and Jack Binion, Chairman of the Board and CEO of the Company. Pursuant to the settlement, on August 2, 2001, Joliet withdrew its Verified Request for Hearing, rendering the previous denial of Joliet's renewal application moot.

        On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to: (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment; (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier City as opposed to a per person boarding fee; and (iii) certify the suit as a class action on behalf of all citizens and tax payers of Bossier Parish. The Company is not named in the suit but will seek to intervene to protect its interest. The Company believes the suit is without merit and will vigorously defend the validity of the contract.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit
      Number                             Description
     -------                             -----------
       3.1  (a) Certificate of Incorporation of Horseshoe Gaming Holding Corp.

       3.2  (a) By-laws of Horseshoe Gaming Holding Corp.

       4.1  (b) Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit
                Agreement, dated as of September 1, 2001, by and among HGHC, the Lenders listed therein, Credit Suisse First Boston and Canadian
                Imperial Bank of Commerce

      10.1 (b) Employment Agreement entered into as of January 1, 2001, by and between Horseshoe Gaming Holding Corp. and Dominic F.
                Polizzotto.

      10.2  (b) Purchase Agreement dated October 1, 2001, by and between
                Horseshoe Gaming Holding Corp. and Jerry Howard.

      10.3  (b) Promissory Note dated October 1, 2001, by and between Horseshoe
                Gaming Holding Corp. and Jerry Howard.

--------------------

        (a) Filed as an exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

        (b)   Filed herewith.

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


                                     HORSESHOE GAMING HOLDING CORP.
                                     a Delaware corporation


Date:   November 13, 2001            By:  /s/ Kirk C. Saylor
                                          --------------------------------------
                                          Kirk C. Saylor
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


     Exhibit
      Number                             Description
     -------                             -----------
       3.1  (a) Certificate of Incorporation of Horseshoe Gaming Holding Corp.

       3.2  (a) By-laws of Horseshoe Gaming Holding Corp.

       4.1  (b) Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit
                Agreement, dated as of September 1, 2001, by and among HGHC, the Lenders listed therein, Credit Suisse First Boston and Canadian
                Imperial Bank of Commerce

      10.1 (b) Employment Agreement entered into as of January 1, 2001, by and between Horseshoe Gaming Holding Corp. and Dominic F.
                Polizzotto.

      10.2  (b) Purchase Agreement dated October 1, 2001, by and between
                Horseshoe Gaming Holding Corp. and Jerry Howard.

      10.3  (b) Promissory Note dated October 1, 2001, by and between Horseshoe
                Gaming Holding Corp. and Jerry Howard.

--------------------

        (a) Filed as an exhibit to Horseshoe Gaming Holding Corp.'s Form S-4 Registration Statement filed on June 15, 1999.

        (b)   Filed herewith.