Form 10-K
period 2001-12-31
HORSESHOE GAMING HOLDING CORP
filed 2002-03-21
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 333-0214

HORSESHOE GAMING HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0425131 (I.R.S. Employer Identification No.)

18454 S. West Creek Drive
Tinley Park, IL 60477
(Address of principal executive offices)

Registrant’s telephone number, including area code: (708) 429-8300

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

YES   [X]   NO   [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the equity of Horseshoe Gaming Holding Corp. held by non-affiliates of Horseshoe Gaming Holding Corp. is inapplicable as the equity of Horseshoe Gaming Holding Corp. is privately held.

     As of March 15, 2002, the Registrant had 13,366 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

\

HORSESHOE GAMING HOLDING CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2001

PART I

Item 1. Business.

General

     Horseshoe Gaming Holding Corp. (the “Company”) is a leading multi-jurisdictional gaming company which owns and operates, through its wholly owned subsidiaries, riverboat casinos under the “Horseshoe” brand. These include the Horseshoe Bossier City Casino (“Horseshoe Bossier City” or “Bossier”) in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino (“Horseshoe Tunica” or “Tunica”) which commenced operations on February 13, 1995 and the Horseshoe Casino Hammond (“Horseshoe Hammond” or “Hammond”) in Hammond, Indiana. Hammond, along with Empress Casino Joliet (“Empress Joliet” or “Joliet”) in Joliet, Illinois, were acquired (the “Empress Merger”) from Empress Entertainment, Inc. (“Empress”) on December 1, 1999. Hammond commenced operations on June 28, 1996. On July 31, 2001, the Company sold Joliet pursuant to the settlement agreement discussed below. The Company was incorporated in Delaware on April 15, 1999 and prior to such date operated under predecessor companies. The principal executive offices of the Company are currently located at 18454 S. West Creek Drive, Tinley Park, IL 60477, telephone (708) 429-8300.

     On April 15, 1999, the Company acquired over 90% of the aggregate ownership of Horseshoe Gaming, LLC (“Horseshoe Gaming”) from Horseshoe Gaming’s members in exchange for interests in the Company. The remaining ownership interests of Horseshoe Gaming either were contributed to the Company in exchange for interests in the Company or acquired by the Company or Horseshoe Gaming and Horseshoe Gaming was subsequently dissolved.

     The Joliet casino gaming license was due to be renewed by the Illinois Gaming Board (“IGB”) in June 2000. On June 30, 2000, the IGB preliminarily denied Joliet’s application to renew its gaming license and preliminarily found Jack Binion (“Binion”), the Company’s Chairman of the Board and CEO, unsuitable to be licensed as a key person. Joliet filed a Verified Request for Hearing of the IGB’s decision. Effective January 31, 2001, the IGB approved a settlement agreement between the IGB, the Company, Joliet and Binion. Pursuant to the pertinent parts of the settlement agreement: (a) the Company sold Joliet to a suitable purchaser; (b) Binion withdrew his key person application; and (c) Joliet withdrew its Verified Request for Hearing, thereby causing the previous denial to be moot.

     Operating data for the three most recent fiscal years is set forth in Item 14, pages F-1 through F-21 of this report. For a discussion of those results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation included herein on pages 23 through 31.

     This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms as “may,” “expect,” “anticipate,” “believe,” “continue,” or similar variations or the negative thereof. These forward-looking statements involve risks and uncertainties, many of which are outside the Company’s control and, accordingly, actual results may differ materially. Factors that might cause a difference include, but are not limited to, the competitive nature of the casino gaming industry, risk of increases in the number of competitors in the markets in which the Company operates, risk of changes in gaming laws and regulations, risks of substantial indebtedness, debt service and liquidity, licensing and other governmental approvals, construction factors, environmental restrictions, soil and water conditions, weather and other hazards, access to available and feasible financing, relations with partners, owners, employees and other third parties, conditions of credit markets and other business and economic conditions, litigation, judicial actions and political uncertainties and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Bossier City Operations

Market

     The Bossier City/Shreveport market is the largest gaming market in the State of Louisiana. While approximately 350,000 people are full-time residents of Bossier City/Shreveport, approximately 16.5 million people reside within 250 miles of the Company’s Bossier City casino (approximately four hours driving distance). The Bossier City/Shreveport market attracts a significant amount of its gaming clientele from the Dallas/Fort Worth area of Texas.

Horseshoe Bossier City

     The Horseshoe Bossier City is located on approximately 30 acres along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino is located on a riverboat, which has approximately 86,000 square feet spread out over four-decks with approximately 30,000 square feet of gaming space, including 1,600 gaming devices and 51 table games. The casino operation is complemented by an approximately 62,000 square foot dockside pavilion, a 25 story hotel with 606 deluxe rooms, meeting facilities, a health club and other luxury hotel amenities and a 1,770 car parking garage. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access and escalators serving each of the gaming decks. In addition, Horseshoe Bossier City features an entertainment facility that provides seating for 1,300 guests.

Competition

     The Horseshoe Bossier City competes directly with four other riverboat casinos in Shreveport and Bossier City. These five riverboats together currently comprise the Bossier City/Shreveport market. The Bossier City/Shreveport casinos primarily draw from the Dallas/Ft. Worth market and share the Houston area market with four existing riverboats in Lake Charles, Louisiana, an additional riverboat to be located in Lake Charles, Louisiana is expected to be open sometime in 2003, a land-based casino owned by the Coushatta Indian Tribe located near Lake Charles, a horse racing facility containing 1,500 slot machines located near Lake Charles, Louisiana, and two riverboats in Baton Rouge, Louisiana. Additionally, a horse racing facility located within 20 miles of Horseshoe Bossier City has been approved for up to 1,500 slot machines. Should this facility open, it may have a material adverse impact on our operations. If Texas or Arkansas were to approve gaming, competition would increase, which could have a material adverse effect on our operations.

Tunica Operations

Market

     The Tunica County, Mississippi market is the closest legalized gaming jurisdiction to the Memphis, Tennessee metropolitan area, which is only 30 miles away. Tunica County benefits from its proximity to several major population centers and to the popularity of the Memphis region as a vacation destination. Over 2.5 million people live within 90 miles and over 10.7 million people live within 200 miles of the Horseshoe Tunica.

Horseshoe Tunica

     Horseshoe Tunica is located in Tunica County, Mississippi at Casino Center, an 80-acre three-casino complex. The casino operation consists of approximately 360,000 square feet. The gaming area comprises approximately 65,000 square feet and contains 2,082 slot machines, 72 table games and 12 poker tables. The casino facility includes three specialty restaurants, a 650 seat buffet, a deli, bars, retail outlets, a 14-story hotel tower with 507 rooms, a health club, meeting room facilities, an 1,100 space, four-level parking garage, and an entertainment facility that provides seating for 1,175 guests.

Competition

     Horseshoe Tunica competes with nine other casinos in the competitive Tunica County, Mississippi market. Additional entrants into the market or the expansion of existing competitors could have a material adverse effect on the operations of Horseshoe Tunica.

     Tennessee’s legislature has recently approved a resolution allowing a referendum that would enable the legislature to establish a state lottery. The referendum will be on the ballot and voted upon on November 5, 2002. If passed, the referendum would provide an exception to the Tennessee constitution thus allowing the legislature to establish a state lottery no earlier than the 2003 legislative session. Such a lottery could possibly affect local market conditions causing a material adverse effect on the operations of Horseshoe Tunica.

     In November 1996, the Mississippi county closest to Memphis (DeSoto County) voted against permitting legalized gaming to be conducted aboard vessels located in DeSoto County. Legislation passed in 1997 precludes DeSoto County from holding a subsequent election on the issue until at least October 2004. If gaming were approved in DeSoto County or in Arkansas or Tennessee, numerous additional sites closer to Memphis would be available for gaming. Thus, while Tunica County is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area, there is no assurance that this situation will not change in the future. If DeSoto County, Arkansas or Tennessee were to approve gaming, competition would increase, which could have a material adverse effect on the operations of Horseshoe Tunica.

Chicago Operations

Market

     The Chicago market, which encompasses portions of both Illinois and Indiana, consists of approximately 8.0 million people within a radius of 50 miles from downtown Chicago. The Illinois Riverboat Act authorizes ten owner’s licenses for riverboat gaming operations, all of which have been issued, and four of which serve the Chicago metropolitan area. Current Indiana gaming legislation authorizes a total of five licenses to operate riverboat casinos in northern Indiana on Lake Michigan, all of which have been issued to casinos that are currently operating, including Hammond.

Horseshoe Hammond

     Horseshoe Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Horseshoe Hammond is leased from the City of Hammond and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 42,500 square feet of gaming space and contains 1,518 slot machines and 51 table games. The pavilion features a steakhouse, buffet, deli, coffee shop, retail shops, a 150-seat banquet room and two lounges. The facility also includes a 1,150 car parking garage.

Competition

     Horseshoe Hammond primarily competes with eight casinos, four of which are located on Lake Michigan in Indiana and four of which are located in Illinois. In addition, in May 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act, which allowed all riverboats to become permanently moored, and could result in one of the ten state-authorized licenses for Illinois being relocated to an area closer to Hammond, which could cause an increase in competition and which may have a material adverse effect on Horseshoe Hammond.

     Outside of Illinois and Indiana, several other states have authorized gaming activities and other states in the future may authorize such gaming activities. To date, riverboat and/or dockside gaming has also been approved in nearby states such as Iowa and Missouri. Moreover, three land-based casinos have been authorized in Detroit, Michigan, all three of which have commenced gaming operations.

     Horseshoe Hammond competes, and expects to compete, with various gaming operations on Native American land, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Pokagon Band of the Potawatomi Indians is planning to build a land-based casino in New Buffalo, Michigan located in southwest Michigan, approximately ten minutes from Michigan City, Indiana. In addition, the Saginaw Chippewa Tribe is currently operating one of the largest Native American gaming complexes in the United States in Mt. Pleasant, Michigan, approximately 250 miles northeast of Hammond, Indiana. The opening of land based casinos, which generally have a competitive advantage over riverboat casinos, in close proximity to Horseshoe Hammond could have a material adverse effect on the operations of the casino. In addition, lower age limits at Native American casinos may put Horseshoe Hammond, with a minimum age requirement for admittance of 21, at a competitive disadvantage.

Gaming Regulatory Matters

     The Company is subject to state and Federal laws, which regulate businesses generally and the gaming business specifically. Below is a brief description of some of the more significant regulations which govern the Company and its operations. All laws and regulations which govern the Company are subject to change and different interpretations. Changes in laws or their interpretation may result in the imposition of more stringent, burdensome or expensive requirements, or the outright prohibition of an activity.

Louisiana

     In July 1991, the Louisiana legislature adopted legislation permitting certain types of gaming activity on certain rivers and waterways in Louisiana. The legislation granted authority to supervise riverboat gaming activities to the Louisiana Riverboat Gaming Commission and the Riverboat Gaming Enforcement Division of the Louisiana State Police, or the Louisiana Enforcement Division. The Louisiana Riverboat Gaming Commission was authorized to hear and determine all appeals relative to the granting, suspension, revocation, condition or renewal of all licenses, permits and applications. In addition, the Louisiana Riverboat Gaming Commission was authorized to establish regulations concerning authorized routes, duration of excursions, minimum levels of insurance, construction of riverboats and periodic inspections. The Louisiana

Enforcement Division was authorized to investigate applicants and issue licenses, investigate violations of the statute and conduct continuing reviews of gaming activities. The Louisiana gaming law authorizes the issuance of up to 15 licenses to conduct gaming activities on a riverboat of new construction on certain designated waterways in accordance with applicable law. However, no more than six licenses may be granted to riverboats operating from any designated waterway.

     The state has granted approval to applicants for the 15 legislatively authorized licenses, five of which have been approved for the northern region of the state in Bossier City/Shreveport. The Louisiana Gaming Control Board awarded the fifteenth license on October 16, 2001. Prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, the Louisiana gaming law stated that riverboat casinos must cruise, but the Bossier City/Shreveport casinos were granted a legislative exemption in June 1993 that allows them to operate as dockside facilities. Louisiana permits most types of casino games, other than bingo and sports betting, and has neither betting nor loss limits. Moreover, house credit may be extended to qualified patrons. The only significant limitation imposed by Louisiana gaming regulations restricts gaming space on riverboats to no more than 30,000 square feet. Prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, fees to the State of Louisiana for conducting gaming activities on a riverboat were (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (2) 18.5% of net gaming proceeds. In the 2001 Special Session of the Louisiana Legislature, a law was passed legalizing dockside gaming and increasing the fees paid to the state of Louisiana to 21.5% of net gaming proceeds effective April 1, 2001 for the riverboats outside of the northern region of the state in Bossier City/Shreveport, while the fee increase to 21.5% of net gaming proceeds will be phased in over an approximately two year period for the riverboats in the northern region of the state in Bossier City/ Shreveport. The city of Bossier City also imposes a 3.2% tax on gaming revenue plus an annual fee of $700,000.

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

     Certain persons affiliated with a riverboat gaming licensee, including directors and officers of the licensee, directors and officers of any holding company of the licensee involved in gaming operations, persons holding 5% or greater interests in the licensee, and persons exercising influence over a licensee (“Affiliated Gaming Persons”), are subject to the application and suitability requirements of the Louisiana gaming law.

     The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (1) prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, gaming is not permitted while a riverboat is docked, other than the forty-five minutes between excursions, and during times when dangerous weather or water conditions exist, except that the casinos operating in the Bossier City/Shreveport area are permitted to operate exclusively at dockside pursuant to a special exemption; (2) prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, each roundtrip riverboat cruise may not be less than three nor more than eight hours in duration, subject to specified exceptions; (3) agents of the Louisiana Enforcement Division and the Louisiana Gaming Control Board are permitted on board at any time during gaming operations; (4) gaming machines, equipment and supplies may only be purchased or leased from permitted suppliers; (5) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (6) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (7) wagers may be received only from a person present on a licensed riverboat; (8) persons under 21 are not permitted in designated gaming areas; (9) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (10) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth; (11) licensees must have adequate protection and indemnity insurance; (12) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (13) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division and the Louisiana Gaming Control Board.

     An initial license to conduct riverboat gaming operations is valid for a term of five years. The Louisiana gaming law provides that a renewal application for each five-year period succeeding the initial five-year term of the operator’s license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application. Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division on November 22, 1993, and HE timely submitted its renewal application to the Louisiana Enforcement Division. On October 20, 1998, the Louisiana Gaming Control Board granted HE’s license renewal subject to suitability review, and on October 19, 1999 the Louisiana Gaming Control Board extended the license renewal subject to suitability review. HE is currently in the process of completing the suitability review with the Louisiana Enforcement Division.

     The transfer of a license or permit or an interest in a license or permit is prohibited except as permitted by the Louisiana gaming law. The sale, purchase, assignment, transfer, pledge or other hypothecation, lease, disposition or acquisition (a “Transfer”) by any person of securities which represent 5% or more of the total outstanding shares issued by a corporation that holds a license is subject to Louisiana Gaming Control Board disapproval. A security issued by a corporation that holds a license must disclose these restrictions. Prior Louisiana Gaming Control Board approval is required for the Transfer of any ownership interest of 5% or more in any non-corporate licensee or for the Transfer of any “economic interest” of 5% or more in any licensee or Affiliated Gaming Person. An “economic interest” is defined for purposes of a Transfer as any interest whereby a person receives or is entitled to receive, by agreement or otherwise, a profit, gain, thing of value, loan, credit, security interest, ownership interest or other economic benefit.

     Riverboat gaming licensees and their Affiliated Gaming Persons are required to notify the Louisiana Enforcement Division prior to the receipt by any such persons of any loans or extensions of credit. The Louisiana Gaming Control Board is required to investigate the reported loan or extension of credit and, subject to certain exemptions, to either approve or disapprove the transaction. If disapproved, the loan or extension of credit cannot be consummated by the licensee or Affiliated Gaming Person. The Company is an Affiliated Gaming Person of HE. The Company and HE have submitted all required disclosures to the Louisiana Gaming Control Board and the Louisiana Enforcement Division. Any other advances by the Company to HE in the form of loans or other inter-company indebtedness are subject to the disapproval power of the Louisiana Gaming Control Board and the Louisiana Enforcement Division.

Mississippi

     The Company conducts its Mississippi gaming operations through a subsidiary, Robinson Property Group, Limited Partnership (“RPG”), which owns and operates the Horseshoe Casino in the City of Robinsonville, Tunica County, Mississippi. The ownership and operation of casino facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission.

     The Mississippi Gaming Control Act (the “Mississippi Act”), which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Effective October 29, 1991, the Mississippi Gaming Commission adopted regulations in furtherance of the Mississippi Act (the “regulations”).

     The laws, regulations and supervisory procedures of Mississippi and the Mississippi Gaming Commission seek to:

•	prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Gaming Commission;

•	prevent cheating and fraudulent practices;

•	provide a source of state and local revenues through taxation and licensing fees; and

•	ensure that gaming licensees, to the extent practicable, employ Mississippi residents.

     The regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi law or the regulations or the Mississippi Gaming Commission’s interpretations thereof may limit or otherwise materially affect the types of gaming that may be conducted, and could have a material adverse effect on the Company and RPG’s Mississippi gaming operations.

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of February 1, 2002, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Although there are no legislative limitations on the number of gaming licenses which may be issued in Mississippi, competition is limited by the availability of legal, suitable and accessible sites.

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

     The Company and RPG are subject to the licensing and regulatory control of the Mississippi Gaming Commission. The Company is registered under the Mississippi Act as a publicly traded holding company of RPG. As a registered publicly traded corporation, the Company is required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and furnish any other information which the Mississippi Gaming Commission may require. If the Company is unable to satisfy the registration requirements of the Mississippi Act, the Company and RPG cannot own or operate gaming facilities in Mississippi. RPG is also required to periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and the Mississippi State Tax Commission and to furnish any other information required thereby.

     RPG must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses are issued for a maximum term of three years and must be renewed periodically thereafter. RPG received its Mississippi gaming operator’s license on October 13, 1994 and renewals on October 14, 1996, October 15, 1998 and October 16, 2000. No person may become a stockholder of or receive any percentage of profits from a licensed gaming entity, including both the Company and RPG, without first obtaining licenses and approvals from the Mississippi Gaming Commission.

     Certain of the Company’s officers, directors and employees and the officers, directors and key employees of RPG who are actively and directly engaged in the administration or supervision of gaming in Mississippi must be found suitable or be licensed by the Mississippi Gaming Commission. On October 13, 1994, the Mississippi Gaming Commission found certain key principals of the Company and RPG suitable, and all required findings of suitability have been maintained and are current. The Company believes that it and RPG have applied for all necessary findings of suitability with respect to these persons, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with the Company or RPG may be required to be found suitable, in which case those persons must pay the costs and fees associated with the investigation. A finding of suitability requires submission of detailed personal and financial information followed by a thorough investigation. There can be no assurance that a person who is subject to a finding of suitability will be found suitable by the Mississippi Gaming Commission. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Findings of suitability must be periodically renewed.

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

     At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of the Company’s record or beneficial stockholders, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the voting securities of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Mississippi Gaming Commission. An applicant for finding of suitability must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company’s voting securities. However, the Mississippi Gaming Commission has adopted a policy that may permit institutional investors to own beneficially up to 10% and, under certain circumstances, up to 15%, of a registered public or private company’s voting securities without a finding of suitability.

     Under certain circumstances, an “institutional investor,” as defined by the Mississippi Gaming Commission’s Policy on Findings of Suitability of Institutional Shareholders (adopted January 20, 2000 and amended June 21, 2001), which acquires more than 10% but not more than 15% of a registered public or private company’s voting securities, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered public or private company, any change in the registered public or private company’s corporate charter, bylaws, management, policies or operations of the registered public or private company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered public or private company’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

•	serving as a member of any committee of creditors or security holders;

•	nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

•	accepting appointment or election (or having a representative accept appointment or election) as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member’s term;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

     If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The

Mississippi Gaming Commission may at any time dissolve, suspend, condition, limit or restrict a finding of suitability to own the Company’s equity interests for any cause it deems reasonable.

     The Company may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the holders of any debt or other securities. In addition, under the Mississippi Act, the Mississippi Gaming Commission may, in its discretion:

•	require holders of debt securities of registered corporations to file applications;

•	investigate the holders; and

•	require the holders to be found suitable to own the debt securities.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of the Company’s securities beyond the time that the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. The Company and RPG will be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder, a holder of the Company’s debt securities or to have any other relationship with the Company or RPG, the Company:

•	pays the unsuitable person any dividend, interest or other distribution whatsoever;

•	recognizes the exercise, directly or indirectly, of any voting rights conferred through such securities held by the unsuitable person;

•	pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in limited and specific circumstances;

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction; or

•	fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

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

     The Mississippi Act requires that the certificates representing securities of the Company bear a legend to the general effect that the securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. On October 15, 2001, the Mississippi Gaming Commission granted the Company a waiver of this legend requirement. The Mississippi Gaming Commission has the power to impose additional restrictions on the Company and the holders of its securities at any time.

     Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not make a public offering or private placement of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment amounts of the securities subject to the offering. On September 20, 2001, the Mississippi Gaming Commission granted the Company a waiver of the prior approval requirement for the Company’s securities offerings for a period of two years, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

     Under the regulations of the Mississippi Gaming Commission, RPG may not guarantee a security issued by the Company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by a security issued by the Company, without the prior approval of the Mississippi Gaming Commission. Similarly, the Company may not pledge the ownership interests of RPG, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by RPG and agreements not to encumber such securities granted by the Company are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for the Company’s securities offerings received from the Mississippi Gaming Commission on September 20, 2001 includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of RPG, subject to certain conditions.

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

     Neither the Company nor RPG may engage in gaming activities in Mississippi while the Company, RPG and/or persons found suitable to be associated with the gaming license of RPG conduct gaming operations outside of Mississippi without approval of the Mississippi Gaming Commission. The Mississippi Gaming Commission may require means for it to have access to information concerning the Company’s and its affiliates’ out-of-state gaming operations.

     If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensee, its registered holding company, and the persons involved could be subject to substantial fines for each separate violation. A violation under any of the Company’s other operating subsidiaries’ gaming licenses may be deemed a violation of RPG’s gaming license. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of RPG’s gaming license or the Company’s registration as a publicly traded holding company of RPG, or the appointment of a supervisor could, and revocation of any gaming license or registration would, materially adversely affect the business of RPG, the Company, and the Company’s other operating subsidiaries.

     A licensed gaming subsidiary must pay license fees and taxes, computed in various ways depending on the type of gaming involved, to the State of Mississippi and to the county or city in which the licensed gaming subsidiary conducts operations. Depending upon the particular fee or tax involved, these fees and taxes are payable periodically and are based upon:

•	a percentage of the gross gaming revenues received by the casino operation;

•	the number of slot machines operated by the casino; and

•	the number of table games operated by the casino.

     The license fee payable to the State of Mississippi is based upon “gaming receipts,” generally defined as gross receipts less payouts to customers as winnings, and equals:

•	4% of gaming receipts of $50,000 or less per month;

•	6% of gaming receipts over $50,000 but not exceeding $134,000 per month; and

•	8% of gaming receipts over $134,000 per month.

     These license fees are allowed as a credit against a licensee’s Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts.

     The Mississippi Gaming Commission adopted a regulation in 1994 requiring as a condition of licensure or license renewal that a gaming establishment’s plan include a 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Infrastructure facilities are defined in the regulation to include a hotel with at least 250 rooms, theme park, golf course and other similar facilities. With the opening of its hotel and other amenities, the Horseshoe Tunica is in compliance with this requirement. On January 21, 1999, the Mississippi Gaming Commission adopted an amendment to this regulation which increased the infrastructure requirement to 100% from the existing 25%; however, the regulation grandfathers existing licensees and applies only to new casino projects and casinos that are not operating at the time of acquisition or purchase, and would therefore not apply to the Horseshoe Tunica. In any event, the Horseshoe Tunica would comply with the increased requirement.

     Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages, including beer and wine, by RPG at the Horseshoe Tunica. The Horseshoe Tunica is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that the key officers and managers of the Company and RPG and all owners of more than 5% of RPG’s equity submit detailed personal, and in some instances, financial information to the Alcoholic Beverage Control Division and be investigated and licensed. All such licenses are non-transferable. The Alcoholic Beverage Control Division must approve changes in key positions. The Alcoholic Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of the Horseshoe Tunica.

Indiana

     The Indiana Riverboat Gaming Act (“Indiana Act”) authorizes the issuance of up to 11 riverboat gaming licenses on waterways located in Indiana counties that are contiguous to Lake Michigan, the Ohio River and Patoka Lake. The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the Indiana Gaming Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in the State of Indiana. The Indiana Gaming Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Indiana.

     The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation. A licensee may own no more than a 10% interest in any other owner’s license under the Indiana Act.

     The Indiana Gaming Commission has issued: (i) two licenses for riverboats operating from Gary; (ii) one license for a riverboat operating in Hammond; (iii) one license for a riverboat operating in East Chicago; (iv) one license for a riverboat operating in any city located in LaPorte County and (v) five licenses for riverboats that operate upon the Ohio River from counties contiguous thereto and with no more than one operating in any county. The Indiana Gaming Commission has not considered applications for a license to be sited in a county contiguous to Patoka Lake since Patoka Lake is a project of the U.S. Army Corps of Engineers (“Corps”) and the Corps has determined Patoka Lake is unsuitable for a riverboat project.

     Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Indiana Gaming Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed. The Company’s Hammond license was renewed on August 24, 2001. The license was renewed until June of 2002.

     Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every person holding an ownership interest in the applicant. Any person holding significant interests (5%) in the applicant must undergo a background investigation and be licensed. The Indiana Gaming Commission has the authority to request specific information on or license anyone holding an ownership interest.

     An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and may be subject to a finding of suitability. Institutional investors acquiring 15% or more must be found suitable. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability.

     A holder of a gaming license is required to post a bond with the Indiana Gaming Commission in an amount that the Indiana Gaming Commission determines will adequately reflect the amount that a local community will expend for infrastructure and other facilities associated with a riverboat operation. A license must hold insurance of the type and amount deemed necessary by the Indiana Gaming Commission.

     A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.

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

     Pursuant to gaming commission policy, gaming may not be conducted for more than 21 hours each day. Gaming sessions are generally required to be at least two hours and are limited to a maximum duration of four hours. No gaming may be conducted while the boat is docked, except for 30-minute time periods at the beginning and end of each cruise while the passengers are embarking and disembarking (total gaming time is limited to four hours, however, including the pre- and post- docking periods). Except for patron embarkation and disembarkation periods, dockside gambling may not be conducted unless the master of the riverboat certifies, in writing, that one of the following conditions exist: (1) weather or water conditions present a danger to the riverboat, its passengers and crew; (2) the vessel or docking facility is being repaired; (3) traffic conditions present a danger to the riverboat, its passengers and crew or other vessels; or (4) cruising would result in a violation of Federal law. The Indiana Gaming Commission may grant extended cruise hours in its discretion.

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

     The Indiana Gaming Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Act, the regulations of the Indiana Gaming Commission, or for any other fraudulent act. In addition, the Indiana Gaming Commission may revoke an owner’s license if the Indiana Gaming Commission determines that the revocation of the license is in the best interests of the State of Indiana.

     The Indiana Act places special emphasis upon minority and women’s business enterprise participation in the riverboat industry. Any person issued a riverboat owner’s license must establish goals of expending at least 10% of the total dollar value of the licensee’s contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee’s contracts for goods and services with women’s business enterprises.

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

     The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate’s committee or to a regular party committee by the holder of a riverboat owner’s license or a supplier’s license, by an officer of a licensee or by an officer of a person that holds at least a 1% interest in the licensee. The Indiana Gaming Commission has promulgated a rule requiring quarterly reporting by the holder of a riverboat owner’s license or a supplier’s license or officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

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

     Based on our review of certain environmental assessments, the Company is aware that there may be soil and groundwater contamination present on some of the real property used by our Hammond casino due to past industrial activities. In connection with the construction of a highway overpass to service Hammond, Hammond paid for the remediation on property owned by the City of Hammond. Hammond also agreed, subject to certain limitations, to indemnify the

City of Hammond for the costs of remediation related to any other future cleanup required. The Company does not believe that the contamination discovered during the investigations requires further investigation or cleanup under current environmental laws. It is possible, however, that such laws will become more stringent in the future or that additional contamination on the property will be discovered and will need to be cleaned up. Pursuant to an agreement with the City of Hammond, Hammond could be obligated to undertake any such cleanup and may be required to make material expenditures with respect to such matters.

Status as an S Corporation

     As an S corporation, the Company will not be subject to Federal income tax as an entity. Instead, each stockholder generally will be subject to income tax on his proportionate share of the Company’s income (or take into account his proportionate share of any loss). Pursuant to a stockholder’ agreement, the Company intends to make distributions to its stockholders to enable them to pay any taxes on their share of the Company’s income. While the Company believes it was properly formed and has been properly operating as an S corporation and that its subsidiaries were properly formed and have been properly operating as Qualified Subchapter S Subsidiaries for Federal and state income tax purposes, if the Company’s S corporation tax status or the Qualified Subchapter S Subsidiary status of any of its subsidiaries were successfully challenged, the Company or such subsidiary could be required to pay Federal and certain state income taxes, plus interest and possibly penalties, on our taxable income for all open tax years. Such payments could have a material adverse effect on the Company.

Other Laws and Regulations

     The riverboats operated by the Company’s subsidiaries must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each riverboat must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping, or ABS, for stabilization and floatation, and may also be subject to local zoning and building codes. Loss of a riverboat’s Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

     Each of the riverboat casinos is subject to extensive Federal, state and local regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Employees

     As of March 13, 2002, the Company and its subsidiaries employed 7,483 persons of whom 2,572 are employed at Horseshoe Bossier City, 2,684 are employed at Horseshoe Tunica, 2,147 are employed at Horseshoe Hammond and 80 are employed in our corporate office.

     Management believes the Company and its subsidiaries maintain an excellent relationship with their respective employees and we are not aware of any threatened labor activity affecting its employees. Neither the Company nor any of its subsidiaries have ever experienced a work stoppage due to a labor dispute.

Item 2. Properties.

     The Company owns and operates casinos in Bossier City, Louisiana; Tunica County, Mississippi; and Hammond, Indiana. All of the real property and casinos are subject to first priority liens securing the Company’s credit facility.

Horseshoe Bossier City

     Horseshoe Bossier City is located on approximately 30 acres along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino complex consists of an approximately 86,000 square foot, four deck riverboat with approximately 30,000 square feet of gaming space and an approximately 62,000 square foot dockside pavilion, including a 25-story hotel tower, an entertainment venue and a 1,770 car parking garage.

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

Horseshoe Hammond

     Horseshoe Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Horseshoe Hammond is leased from the City of Hammond, Indiana and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 42,500 square feet of gaming space. The pavilion features a steakhouse, buffet, deli, coffee shop, retail shops, a 150-seat banquet room and two lounges. The facility also includes a 1,150 car parking garage.

Item 3. Legal Proceedings.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against Hammond and the Company on behalf of current and former employees of Hammond alleging that Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleges certain tort claims based on poor air quality and seeks certification as a class on behalf of similarly situated current and former employees of Hammond. Hammond and the Company deny the allegations in the complaint and intend to vigorously contest this matter.

     On February 13, 2001, a lawsuit was filed in the Court of Chancery of the State of Delaware in New Castle County, by Edward T. McGowan, a former shareholder of Empress Entertainment, Inc., against the Company and seven other former shareholders of Empress Entertainment, Inc., challenging the validity of the Empress Merger. The lawsuit sought injunctive relief, monetary damages and rescission of the Empress Merger. The Company demanded indemnification for any and all claims, losses, costs and expenses incurred as a result of, or in connection with the defense of, such lawsuit pursuant to a Stockholder Indemnification Agreement dated December 1, 1999 by and among the Company and each of the former shareholders of Empress Entertainment, Inc. other than Edward T. McGowan. On January 11, 2002, the lawsuit against the Company was dismissed.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     There is no established public trading market for the equity interests in the Company. As of March 15, 2002, the number of record holders of equity interests in the Company was 35.

     The Company pays tax distributions in accordance with its debt agreements to enable the holders of equity interests in the Company to pay state and Federal income taxes on their proportionate share of the Company’s income. The amount of tax distributions paid during 2001, 2000 and 1999 were $69.1 million, $38.0 million and $12.8 million, respectively. The Company’s debt agreements contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company’s earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria.

Item 6. Selected Consolidated Financial Data.

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, included elsewhere herein and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the Company’s audited consolidated financial statements included elsewhere herein.

	Year ended December 31,

	2001(a)	2000	1999(b)	1998	1997

	(in thousands)
Statement of Operations Data:
Net revenues	$933,258	$980,830	$500,316	$442,560	$321,202
Operating expenses:
Casino	528,827	523,423	247,349	229,157	161,503
Non-casino	37,710	45,442	26,859	26,281	20,283
General and administrative	119,877	127,659	69,558	63,551	43,600
Preopening expenses	4,064 (c)	—	—	653	2,964
Net (gain) loss on disposal of assets	(163,845)	(1,602)	10,424	12,990	—
Corporate expenses (d)	22,073	46,283	8,414	12,947	24,143
Depreciation and amortization	66,945	81,468	41,806	33,888	19,411

Operating income	317,607	158,157	95,906	63,093	49,298
Interest expense, net	(78,749)	(96,211)	(53,332)	(37,672)	(15,796)
Other, net	382	(1,232)	(548)	(149)	(429)

Net income before extraordinary loss on early retirement of debt and minority interest	239,240	60,714	42,026	25,272	33,073
Extraordinary loss on early retirement of debt	(6,893)	—	(9,653)	(787)	(5,243)
Minority interest in income (loss) of subsidiaries (e)	—	—	—	640	(420)

Net income	$232,347	$60,714	$32,373	$25,125	$27,410

	As of December 31,

	2001	2000	1999(b)	1998	1997

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$220,817	$78,133	$118,276	$84,151	$48,710
Total assets	1,057,259	1,204,538	1,409,244	560,448	511,556
Long-term debt, including current maturities	739,521	1,028,221	1,258,948	388,718	313,275
Shareholders’/members’ equity	212,185	52,608	34,594	71,151	64,595

(a)	Includes the results of operations of Joliet through July 31, 2001, the date of sale to Argosy Gaming Company.

(b)	Includes the results of operations of Hammond and Joliet since their acquisition on December 1, 1999.

(c)	Includes advertising and production costs of approximately $2.0 million.

(d)	Includes deferred compensation of ($0.4) million, $8.3 million, $0.5 million, $4.2 million, and $15.1 million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

(e)	Prior to April 1999, the Company owned less than 100% of Bossier City. Minority interest represents the share of each subsidiary’s income attributable to those interests not owned by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (“the Company”) and its subsidiaries. The discussion should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and notes thereto included elsewhere herein. References to 2001, 2000 and 1999 refer to the years ended December 31, 2001, 2000 and 1999, respectively.

Introduction

     The Company is a leading multi-jurisdictional gaming company which owns and operates, through its wholly owned subsidiaries, riverboat casinos under the “Horseshoe” brand. These include the Horseshoe Bossier City Casino (“Bossier City”) in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino (“Tunica”) in Robinsonville, Mississippi, which commenced operations on February 13, 1995, and the Horseshoe Casino Hammond (“Hammond”) in Hammond, Indiana. Hammond, along with the Empress Casino Joliet (“Joliet”) in Joliet, Illinois, were acquired (the “Empress Merger”) from Empress Entertainment, Inc. (“Empress”) on December 1, 1999. Hammond commenced operations on June 28, 1996. On July 31, 2001, the Company sold Joliet pursuant to the settlement agreement discussed below.

     The Joliet casino gaming license was due to be renewed by the Illinois Gaming Board (“IGB”) in June 2000. On June 30, 2000, the IGB preliminarily denied Joliet’s application to renew its gaming license and preliminarily found Jack Binion (“Binion”), Chairman of the Board and CEO of the Company, unsuitable to be licensed as a key person. Joliet filed a Verified Request for Hearing of the IGB’s decision. Effective January 31, 2001, the IGB approved a settlement agreement between the IGB, the Company, Joliet and Binion. Pursuant to the pertinent parts of the settlement agreement: (a) the Company sold Joliet to a suitable purchaser; (b) Binion withdrew his key person application, and (c) Joliet withdrew its Verified Request for Hearing thereby causing the previous denial of Joliet’s renewal application to be moot.

     Results of operations include the consolidated results of Bossier City and Tunica, and Hammond and Joliet from the date of their acquisition on December 1, 1999. Results of operations for 2001 include Joliet through the date of its sale on July 31, 2001.

Results of Operations

Financial Highlights

	Years ended December 31,			% Increase/(Decrease)

	2001	2000	1999	'01 vs. '00	'00 vs. '99

	(dollars in thousands)
Casino revenues
Bossier City	$242,719	$247,934	$226,373	-2%	10%
Tunica	254,648	240,643	226,313	6%	6%
Hammond(a)	261,414	236,915	18,085	10%	(d )
Joliet(a)(b)	158,174	235,435	16,765	(d )	(d )

	$916,955	$960,927	$487,536	-5%	97%

Net revenues
Bossier City	$250,389	$261,130	$239,488	-4%	9%
Tunica	253,678	237,232	224,267	7%	6%
Hammond(a)	267,639	242,165	18,931	11%	(d )
Joliet(a)(b)	161,552	240,303	17,630	(d )	(d )

	$933,258	$980,830	$500,316	-5	96%

Operating income (loss)
Bossier City(c)	$29,881	$45,501	$39,912	-34%	14%
Tunica(c)	67,869	68,841	63,682	-1%	8%
Hammond(a)(c)	40,887	42,109	3,471	-3%	(d )
Joliet(a)(b)(c)	44,362	64,126	3,295	(d )	(d )
Gain (writedown) on assets held for sale	165,485	2,096	(10,346)	(d )	(d )
Corporate expenses	(22,483)	(37,945)	(7,945)	-41%	378%
Preopening expenses(e)	(4,064)	—	—	(d )	(d )
Deferred compensation	410	(8,338)	(469)	(d )	(d )
Depreciation, amortization and other related to Empress acquisition	(6,006)	(19,008)	833	(d )	(d )
Other	1,266	775	3,473	63%	-78%

	$317,607	$158,157	$95,906	101%	65%

Other information
Interest expense, net	$78,749	$96,211	$53,332	-18%	80%
Extraordinary loss	$6,893	$—	$9,653	(d )	(d )
Net Income	$232,347	$60,714	$32,373	283%	88%
Operating margin (operating income/net revenue)(f)
Bossier City(c)	12%	17%	17%	(5) pts	0 pts.
Tunica(c)	27%	29%	28%	(2) pts	1 pts.
Hammond(a)(c)	15%	17%	18%	(2) pts	(1) pts.
Joliet(a)(b)(c)	27%	27%	19%	0 pts	8 pts.
Consolidated	34%	16%	19%	18 pts	(3) pts.

(a)	Empress Merger closed on December 1, 1999.

(b)	Results for Joliet are through July 31, 2001, the date of sale to Argosy Gaming Company.

(c)	Before corporate allocations and other non-recurring items.

(d)	Not meaningful.

(e)	Includes advertising and production costs of $2.0 million.

(f)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Years Ended December 31, 2001 and 2000

     Consolidated casino revenues decreased 5% in the year ended December 31, 2001 as compared to the prior year, primarily as the result of the sale of Joliet on July 31, 2001. 2001 results include only seven months of activity from Joliet as compared to a full period in 2000. Excluding Joliet, the three remaining properties averaged a 5% increase in gaming revenues, led by strong volume increases in Hammond. Bossier City experienced a decrease in casino revenues year over year due to the additional competition that entered that market in December 2000. Tunica managed a 6% increase in gaming revenues in what is considered a relatively flat market. Additional capacity in Tunica afforded by the recent expansion which was completed in December 2000, and the lack of construction disruption in 2001, allowed for a 5% increase in volume in 2001 as compared to 2000.

     Operating income before corporate allocations and other non-recurring items decreased in Bossier City, Tunica and Hammond in 2001 as compared to 2000. The most significant decrease occurred in Bossier City with a 34% decline in operating income before corporate allocations and other non-recurring items and a five percentage point reduction in operating margin. Operating income before corporate allocations and non-recurring charges in Tunica and Hammond decreased 1% and 3%, respectively, in 2001 as compared to 2000, with margins decreasing at both properties by two percentage points.

     While experiencing a 4% decrease in net revenues, Bossier City incurred significant marketing costs in order to combat the increased competition in that market. In addition, the property was faced with a 37%, or $2.3 million, increase in health care costs; a 1% increase in gaming taxes that was effective April 1, 2001; and a $1.4 million sales tax assessment on progressive slot machine royalty payments in 2001. Also in 2001, the property recorded approximately $900,000 of expenses related to relicencing costs.

     Increased health care costs in 2001 were most significant in Tunica, with that property experiencing a 63%, or $3.3 million, increase. Also impacting operating income and operating margins in Tunica in 2001 was the additional overhead required to operate the expanded facility, including an additional $5.5 million in depreciation and amortization expense related to the expansion. The expansion has afforded Tunica the opportunity to maintain revenue growth and market superiority, thus solidifying their leadership in that market.

     In 2001, Hammond continued to invest significant resources towards improving its level of customer service. While revenue continues to increase, it has not yet offset the cost of this endeavor. In May 2001, the property converted from the Empress to the Horseshoe brand, incurring approximately $4.1 million in pre-opening costs, including approximately $2.0 million of advertising and production costs. In addition to the costs associated with the ongoing improvements to the operating and service standards in Hammond, the property experienced a 48%, or $2.6 million, increase in health care costs in 2001 as compared to 2000.

     As a result of the sale of Joliet and the subsequent pay-down of debt, the Company recorded a gain of $165.5 million and an extraordinary loss of $6.9 million related to the sale of Joliet and the loss on early retirement of debt, respectively, in 2001.

     Corporate expenses decreased $15.5 million in 2001 as compared to 2000. The prior year includes a number of items that did not recur in 2001. These include additional legal and professional fees incurred in 2000 related to the regulatory challenges in Illinois; charges related to the relocation of its corporate headquarters to Illinois; and a $6.0 million payment to the MBE

Incubator Fund, Inc. (“Incubator Fund”). In addition, the prior year includes an additional $2.0 million for benefits and severance related to certain current and former executives. Also in 2000, the monthly consulting payments with the former owners of Joliet, amounting to $4.0 million annually, was included in corporate expense. In 2001, only $2.3 million was included in corporate expense due to the sale of Joliet on July 31, 2001. The present value of the remaining liability was accrued and charged against the gain on sale of Joliet.

     Depreciation and amortization expense decreased 18% in 2001 as compared to 2000. This is primarily the result of ceasing to depreciate and amortize Joliet assets once Joliet became an asset held for sale on February 1, 2001, partially offset by increased depreciation due to the expansions in Tunica and Hammond.

     Net interest expense decreased 18% in 2001 as compared to 2000 due to reduced debt outstanding. Proceeds from the sale of Joliet have been used to retire $288.7 million of debt since July 31, 2001.

Years Ended December 31, 2000 and 1999

     A 97% increase in consolidated casino revenues for the year ended December 31, 2000 over the prior year was primarily the result of having only one month of revenues from Hammond and Joliet in 1999. Casino revenues at Bossier City and Tunica increased an average of 8% in the year 2000 over 1999 with slot volume being the primary driver of those increases. Contributing to the increase in slot volumes in Bossier City in 2000 was the addition of 200 slot machines to the gaming floor upon the closure of the poker room in the first quarter of 2000. Offsetting the increased slot volumes was a slight decrease in the table game hold percentage at both Bossier City and Tunica year over year. In addition, construction disruption in 2000 affected revenues in Tunica.

     Food and beverage revenue at Bossier City and Tunica increased 5% in 2000 over 1999. This increase in food and beverage revenue has a direct correlation with the increase in slot volumes experienced in 2000.

     Consolidated hotel revenues decreased 4% in 2000 in spite of the additional revenues from the Joliet hotel for a full year in 2000 as opposed to one month in 1999. Hotel revenue in Bossier City decreased 15% in 2000 from 1999 primarily due to a reduction in the direct mail programs that were in effect in the prior year. In addition, hotel revenues in Bossier City were adversely impacted by the sale of an off-site hotel in the first half of 2000.

     Operating income on a consolidated basis increased 65% in the year ended December 31, 2000 as compared to the year ended December 31, 1999 primarily related to the positive impact of the Empress Merger. Operating margins at Bossier City and Tunica, excluding corporate allocations and other non-recurring items, were flat year over year in Bossier City and increased one percentage point in Tunica in 2000 as a result of the increase in net revenues. Bossier City and Tunica experienced increases in gaming taxes and payroll as a result of the increased revenues in 2000. Competitive pressures in all of the Company’s markets have impacted margins due to increases in payroll, marketing efforts and direct mail offers. Consolidated operating margins were also impacted in 2000 by additional expenditures necessary to increase the operating and service standards in Hammond and Joliet to a level more consistent with the Company’s expectations.

     During 2000, the Company sold a riverboat and related equipment not currently used, which had been written down in both 1998 and 1999 by $23.2 million, resulting in a gain on sale of $2.1 million.

     Corporate expenses increased $30.0 million during the year 2000 as compared to 1999. During 2000, the Company relocated its corporate headquarters and doubled the size of the corporate staff in order to build the corporate infrastructure required to accommodate the Empress Merger. Legal and professional fees increased approximately $5.4 million primarily related to regulatory matters in Illinois, $4.0 million was paid related to a consulting agreement with Empress and $6.0 million of contributions were made to the Incubator Fund. The main purpose of the Incubator Fund is to assist and foster minority owned business enterprises in Illinois, Indiana, Louisiana and Mississippi, which provide goods and services to the casino industry. In addition, approximately $3.1 million was incurred for benefits and severance related to certain current and former executives.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $138.1 million, $151.1 million and $118.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Net cash provided by/(used in) investing activities was $370.6 million, $(68.3) million and $(488.7) million, for the years ended December 31, 2001, 2000 and 1999, respectively. Cash flows from investing activities for 2001 include the net proceeds from the sale of Joliet while 1999 includes the acquisition costs associated with the purchase of Hammond and Joliet.

     Net cash (used in)/provided by financing activities was $(366.0) million, $(122.9) million and $404.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The borrowings in 1999 were necessary to complete the Empress Merger. During 2001, 2000 and 1999, $351.6 million, $293.1 million and $236.9 million, respectively, was repaid on long-term debt.

     On July 31, 2001, the Company sold Joliet to Argosy Gaming Company for $465.0 million in cash. The net proceeds from the sale, net of a deficiency in working capital and other transaction costs, were $442.7 million. An additional $38.4 million in tax distributions related to the sale were made in the third quarter of 2001. As further described below, a portion of the remaining proceeds was used to retire a total of $288.7 million of debt in 2001.

     As of December 31, 2001, the Company had outstanding debt consisting of $159.0 million of 9.375% Senior Subordinated Notes (the “9.375% Notes”) due 2007; $533.6 million of 8.625% Senior Subordinated Notes (the “8.625% Notes”) due 2009; and various other shareholder related debt approximating $47.0 million, with due dates through 2005. Pursuant to the terms of the Company’s debt agreements, upon the sale of Joliet the remaining proceeds, as defined, were required to be offered to the bondholders (the “Asset Sale Offer”). As a result, $940,000 of the 9.375% Notes and $65.0 million of the 8.625% Notes were tendered in an Asset Sale Offer during 2001.

     In 1999, the Company completed a $375.0 million Senior Secured Credit Facility (the “Credit Facility”) with a group of banks. The Credit Facility was comprised of a $250.0 million revolver and a $125.0 million term loan. In 2001, the Company amended its Credit Facility to allow, among other things, (i) for the sale of Joliet and (ii) the reduction of its loan commitment to $150.0 million. The Credit Facility, as amended, is permanently reduced by $28.1 million on December 31, 2003 and $40.6 million per quarter beginning March 31, 2004. Upon the sale of Joliet, the Company repaid the $122.8 million that was outstanding on the term loan and the $100.0 million that was outstanding on the Revolver.

     The Company’s debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (iii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries’ assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iv) limit the amount of restricted payments, as defined, the Company may make.

     The Company plans to spend approximately $40.0 million for capital expenditures in 2002 including slot product upgrades and hotel room renovations. In addition, upon final execution of the agreement with the City of Hammond, as further discussed below, the Company is required to commence construction of a parking garage on or before December 31, 2002.

     The first call date on the 9.375% Notes is June 15, 2002. The Company is currently evaluating whether or not to call the bonds on that date. If the Company calls the bonds in June 2002, the cash required, including call premium, would be approximately $166.5 million. Cash flow from operations, existing cash balances and amounts available on the Credit Facility would be sufficient to cover this expenditure.

     As of December 31, 2001, the Company had $220.8 million of cash and cash equivalents and $739.5 million of long term debt outstanding, of which $9.8 million was current, and $150.0 million of availability on the Credit Facility. The Company has no off-balance sheet financing. The Company believes that cash and cash equivalents on hand, cash from operations and available borrowing capacity will be adequate to meet existing debt service obligations and capital expenditure commitments for the next twelve months.

Hammond Commitments

     In February 2002, Hammond and the City of Hammond (the “City”) executed the Fourth Amendment to the Hammond Riverboat Development Agreement (“Fourth Amendment”). Pursuant to the Fourth Amendment, the City agreed to allow the expansion of the Hammond facility, to include certain amenities including, but not limited to, a hotel, pavilion entertainment venue and additional parking facility. The Fourth Amendment also requires Hammond to begin construction of an above ground parking garage before December 31, 2001. These new amenities may be located in several areas adjacent to the existing operation on real estate which is owned or controlled by the City and other local governmental agencies (collectively the “Lessors”). The Lessors would lease such real estate to Hammond for a period of approximately 67 years (“Expansion Lease”). The Fourth Amendment also provided Hammond with a ten year option to lease additional real estate in the Hammond marina for a term equal to the balance of the Expansion Lease (“Option”).

     The cost of the Expansion Lease, the Option and the lease rental rate for the parcels covered by the Expansion Lease and the Option is $14.0 million plus one dollar per year. Hammond paid the $14.0 million to the Lessors in two installments during the fourth quarter of 2001 and the first quarter of 2002. In addition, Hammond will pay a security deposit to the Lessors of $3.25 million during the first half of 2002. The Fourth Amendment also requires that Hammond relocate the existing public boat launch ramp to a permanent location.

     The Lessors have until April 30, 2002, to obtain all necessary approvals and to execute the Fourth Amendment.

Additional Factors Affecting Future Operating Income

     In 2001, the Louisiana legislature passed a bill that increased the gaming taxes paid by riverboats in the Bossier City/Shreveport market, including the Company’s Bossier City property, by 3%. The increased tax is being phased in through April 1, 2003. The first 1% increase was effective April 1, 2001. The second 1% increase is effective April 1, 2002 and the final increase will occur on April 1, 2003.

Ownership Repurchase Matters

     During 2001, the Company purchased redeemable ownership interests of 1.1% of the Company for $8.0 million of notes payable. As of December 31, 2001, the Company’s remaining obligation under these purchases was $7.4 million.

     During 2000, the Company purchased redeemable ownership interests of 1.5% of the Company for $13.2 million of notes payable. Operating results for the year ended December 31, 2000 includes an approximate $443,000 reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2001, the Company’s remaining obligation under these purchases was $9.8 million.

     During 1999, the Company purchased redeemable ownership interests of 3.9% of the Company for $23.6 million of notes payable. As of December 31, 2001, the Company’s remaining obligation under this purchase was $20.0 million.

     During 1999, Horseshoe Gaming purchased redeemable ownership interests from four current employees and five former employees representing a total of 8.5% of Horseshoe Gaming for $44.3 million. Operating results for the year ended December 31, 1999 includes a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2001, the Company’s remaining obligation under these purchases was $9.7 million.

     In January 1999, Horseshoe Gaming repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest in Horseshoe Gaming from its largest stockholder, Horseshoe Gaming, Inc. (“HGI”), for an exercise price of $510,000. Upon acquisition, Horseshoe Gaming exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members’ equity in the first quarter of 1999.

     In April 1999, the Company exercised an option to acquire the remaining 8.08% limited partnership interest in Bossier City not held by New Gaming Capital Partnership for total consideration of $30.6 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million. In May 2001, the former limited partners and the Company executed a second two-year covenant not to compete for $7.9 million. As of December 31, 2001, the remaining amount to be paid to these limited partners totaled $3.2 million and is included in accrued expenses and other in the accompanying consolidated balance sheets. Included in other assets in the accompanying consolidated balance sheets at December 31, 2001 and 2000 are notes receivable from the former limited partners totaling $1.8 million and $5.7 million, respectively.

Critical Accounting Policies

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, impairment of goodwill, self insurance reserves, and contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in the industry and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from our estimates.

Recently Issued Accounting Pronouncements

     In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 3 of Issue 00-22 (“EITF 00-22”), “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the cash value of points awarded under slot club programs (“Points”) be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001 and now includes Points as promotional allowances and other in the accompanying consolidated statements of operations for all periods presented. The adoption of EITF 00-22 had no effect on the Company’s operating income.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). This pronouncement changes the accounting for goodwill and intangible assets. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. As of January 1, 2002, the Company had unamortized goodwill and intangibles of $261.3 million that will be subject to the provisions of SFAS 142. The Company amortized $12.3 million, $20.7 million and $3.6 million of goodwill in the twelve months ended December 31, 2001, 2000 and 1999, respectively. The Company is currently evaluating the provisions of SFAS 142 and the impact that adoption will have on the Company’s financial position and results of operations. While the impairment tests have not yet been completed, it is possible that an impairment charge will be necessary for Hammond. Such a charge, if necessary, would likely be reported in the first quarter of 2002 as a change in accounting principle.

     Also in June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. Companies are required to adopt the provisions of SFAS 143 as of the beginning of the entity’s fiscal year beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and the impact that adoption will have on the Company’s financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. SFAS 144 must be adopted for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS 144 will materially impact the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company’s exposure to market risk is changes in its interest rate risk associated with long term debt. To date, the Company has not held or issued derivative financial instruments for trading purposes, and the Company does not enter into derivative transactions that would be considered speculative positions. For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Maturity Date
	(dollars in thousands)

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value (1)

Fixed rate debt	$850	$18,847	$14,553	$3,749	$—	$692,550	$730,549	$763,622
Average interest rate	8.000%	11.337%	9.614%	9.000%	0.000%	8.797%
Variable rate debt	$8,972	$—	$—	$—	$—	$—	$8,972	$8,972
Average interest rate(2)	4.750%	0.000%	0.000%	0.000%	0.000%	0.000%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

(2)	The average interest rates were based on December 31, 2001 variable rates. Actual rates in future periods could vary.

Item 8. Financial Statements and Supplementary Data.

     See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K”.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth information concerning the Company executive officers, directors and other key personnel.

	Age	Position

Jack B. Binion	65	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Peri N. Howard	41	Vice Chairperson of the Board of Directors
Leslie L. Kenny	46	Director
Roger P. Wagner	54	President and Chief Operating Officer
Kirk C. Saylor	45	Senior Vice President — Treasurer and Chief Financial Officer
Dominic F. Polizzotto	36	Senior Vice President — General Counsel
David S. Carroll	47	Senior Vice President — Human Resources
Floyd B. Hannon	60	Senior Vice President — Government Affairs
Jon C. Wolfe	34	Senior Vice President — Chief Information Officer
J. Lawrence Lepinski	55	General Manager of Horseshoe Bossier City
Robert McQueen	48	General Manager of Horseshoe Tunica
Ricky S. Mazer	47	General Manager of Horseshoe Hammond

     Mr. Binion has served as Chairman of the Board, Chief Executive Officer and Secretary of the Company since its formation in April 1999. From December 1992 to April 1999, Mr. Binion served as the Chief Executive Officer of various entities including Horseshoe Gaming, Inc. (“HGI”), which was the former managing member of Horseshoe Gaming, LLC, the predecessor in interest to the Company, and Horseshoe GP, Inc., a wholly owned subsidiary of Horseshoe Gaming, LLC, which acted as the general partner of RPG and as the general partner of New Gaming Capital Partnership, which acted as the general partner of Horseshoe Entertainment. From 1964 to July 1998, Mr. Binion was the President and Chief Executive Officer of the Horseshoe Club Operating Company, which owns and operates Binion’s Horseshoe Casino in Las Vegas, Nevada, which is not affiliated with the Company.

     Ms. Howard has been the Company’s Vice Chairperson of the board of directors since its inception in April 1999 and previously served as a director of HGI since January 1997. Ms. Howard has served in various capacities with Horseshoe Tunica since 1995. Ms. Howard is the daughter of Mr. Binion’s wife.

     Ms. Kenny has been one of the Company’s directors since its inception in April 1999 and previously served as director of HGI since September 1998. Ms. Kenny has been self-employed as a manicurist since 1983. Ms. Kenny is the daughter of Mr. Binion’s wife.

     Mr. Wagner has been the Company’s President and Chief Operating Officer since January 1, 2001. Prior thereto, he served as Senior Vice President and Chief Operating Officer since the Company’s formation in April 1999. Prior thereto, he served as Senior Vice President and Chief Operating Officer of HGI since November 1998. From October 1996 to March 1998, Mr. Wagner served as President of the development company for Trump Hotel and Casino Resorts in Atlantic City, New Jersey.

     Mr. Saylor has been the Company’s Senior Vice President and Chief Financial Officer since the Company’s formation in April 1999. Prior thereto, he served as Vice President and Chief Accounting Officer of HGI since November 1998. He has also served as HGI’s Chief Financial Officer since August 1, 1998. From November 1995 to November 1998, Mr. Saylor served as HGI’s Corporate Controller.

     Mr. Polizzotto has been the Company’s Senior Vice President — General Counsel since January 2001. Prior thereto he was a partner in the law firm of Ice Miller in Indianapolis, Indiana since August 1990.

     Mr. Carroll has been the Company’s Senior Vice President — Human Resources since the Company’s formation in April 1999. Prior thereto, he served in the same capacity with HGI since November 1998. From August 1997 to November 1998, Mr. Carroll was Vice President — Human Resources of HGI. From September 1993 to November 1998, Mr. Carroll was Director of Human Resources for Harrah’s Casino in Shreveport, Louisiana.

     Mr. Hannon has been the Company’s Senior Vice President — Government Affairs since the Company’s formation in April 1999. Prior thereto, he served in the same capacity with HGI since July 1999. From November 1993 to June 1999, Mr. Hannon served as Deputy Director of the Indiana Gaming Commission.

     Mr. Wolfe has been the Company’s Senior Vice President — Chief Information Officer since October 2000. Prior thereto, Mr. Wolfe served as the Company’s Vice President — Chief Information Officer since the Company’s formation in April 1999. Prior thereto, he served in the same capacity with HGI since October 1998. From October 1995 to October 1998, Mr. Wolfe was Director of Information Systems for HGI.

     Mr. Lepinski has been General Manager of the Horseshoe Bossier City since September 1995.

     Mr. McQueen has been General Manager of the Horseshoe Tunica since July 1996.

     Mr. Mazer has been General Manager of the Horseshoe Hammond (formerly Empress Hammond) since February 1996.

Item 11. Executive Compensation.

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the four most highly compensated executive officers (the “Named Executive Officers”) for the years ended December 31, 2001, 2000 and 1999:

Summary Compensation Table
(dollars in thousands)

				Long-Term
				Compensation
		Annual Compensation
				Securities Underlying	All Other
Name	Year	Salary	Bonus	Options/SARS (#)	Compensation

Jack B. Binion(1)	2001	$1,000.0	—	—	$199.4
Chairman of the Board	2000	$1,000.0	—	—	$179.8
CEO and Secretary	1999	$1,000.0	—	—	$145.0

Roger P. Wagner(2)	2001	$500.0	250.0	91.35	$100.7
President — Chief	2000	$295.8	146.2	18.35	$107.0
Operating Officer	1999	$250.0	125.0	18.30	$9.3

Kirk C. Saylor(3)	2001	$270.0	135.0	57.75	$61.9
Senior Vice President	2000	$250.0	123.5	18.35	$144.2
Chief Financial Officer	1999	$222.4	112.5	16.47	$11.3

Dominic F. Polizzotto(4)	2001	$270.0	191.2	89.83	$179.3
Senior Vice President	2000	—	—	—	—
General Counsel	1999	—	—	—	—

Floyd B. Hannon(5)	2001	$267.5	133.8	57.45	$67.7
Senior Vice President	2000	$250.0	123.5	18.35	$71.1
Government Affairs	1999	$125.0	125.0	18.51	$0.8

(1)	All other compensation includes premiums on insurance policies of $199,394, $179,767 and $144,960 for 2001, 2000 and 1999, respectively.

(2)	All other compensation includes premiums on insurance policies of $18,380, $6,370 and $4,452 for 2001, 2000 and 1999, respectively, payments for health club membership amounting to $519 for 2001, employer match on 401(k) plan of $6,188, $4,932, and $4,800 for 2001, 2000 and 1999, respectively, $75,592 in below market stock options issued in 2001 and relocation payments made to, and on behalf of, Mr. Wagner amounting to $95,697 for 2000. In the event there is a change in control, Mr. Wagner is entitled to 2.99 times his most recent salary and bonus. Included in the Long-Term Compensation column for 2001 are 36.50 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 due to the sale of Joliet. The sale prompted this adjustment in order to more accurately set the exercise price of the options/SARs to an amount more consistent with a pricing that would have occurred if the Company had not owned Joliet when the options/SARs were issued.

(3)	All other compensation includes premiums on insurance policies of $13,524, $10,914 and $7,684 for 2001, 2000 and 1999, respectively, payments for health club membership amounting to $755 for 2001, employer match on 401(k) plan of $6,800, $6,800, and $3,574 for 2001, 2000, and 1999, respectively, $40,799 in below market stock options issued in 2001 and relocation payments made to, and on behalf of, Mr. Saylor amounting to $126,518 for 2000. In the event there is a change in control, Mr. Saylor is entitled to 2.99 times his most recent salary and bonus. Included in the Long-Term Compensation column for 2001 are 19.70 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 due to the sale of Joliet. The sale prompted this adjustment in order to more accurately set the exercise price of the options/SARs to an amount more consistent with a pricing that would have occurred if the Company had not owned Joliet when the options/SARs were issued.

(4)	All other compensation includes premiums on insurance policies of $4,149, payments for health club membership of $570, employer match on 401(k) plan of $6,800, $117,385 in below market stock options issued and relocation payments made to, and on behalf of, Mr. Polizzotto amounting to $50,365 for 2001. Mr. Polizzotto’s employment agreement also requires a bonus in the amount of $56,204 payable on each January 1, 2001, 2002 and 2003. In the event there is a change in control, Mr. Polizzotto is entitled to 2.99 times his most recent salary and bonus. Included in the Long-Term Compensation column for 2001 are 38.05 options/SARs originally issued on January 1, 2001, that were repriced on November 26, 2001. The exercise price on these options/SARs was adjusted downward by 25% in 2001 due to the sale of Joliet. The sale prompted this adjustment in order to more accurately set the exercise price of the options/SARs to an amount more consistent with a pricing that would have occurred if the Company had not owned Joliet when the options/SARs were issued.

(5)	All other compensation includes premiums on insurance policies of $11,766, $11,090 and $750 for 2001, 2000 and 1999, respectively, employer match on 401(k) plan of $6,800 and $3,816 for 2001 and 2000, respectively, $40,488 in below market stock options issued in 2001, relocation payments made to, and on behalf of, Mr. Hannon amounting to $42,363 for 2000 and use of Company automobile amounting to $8,634 and $13,840 for 2001 and 2000, respectively. In the event there is a change in control, Mr. Hannon is entitled to 2.99 times his most recent salary and bonus. Included in the Long-Term Compensation column for 2001 are 19.55 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 due to the sale of Joliet. The sale prompted this adjustment in order to more accurately set the exercise price of the options/SARs to an amount more consistent with a pricing that would have occurred if the Company had not owned Joliet when the options/SARs were issued.

     No other annual compensation or long-term incentive plan payouts were paid during the year ended December 31, 2001.

     The following table sets forth certain information regarding grants of stock options made to the Named Executive Officers during 2001, including information as to the potential realizable value of such options at assumed annual rates of stock price appreciation for the remaining option terms.

Option/SAR Grants in Last Fiscal Year
(dollars in thousands)

		Individual Grants				Potential Realizable
						Value at Assumed
	Number of	Percent of				Annual Rates of Stock
	Securities	Total Options/				Price Appreciation for
	Underlying	SARs Granted	Exercise			Option/SAR Term (1)
	Options/SARs	To Employees	Or Base		Expiration
Name	Granted (2)	in 2001	Price ($/sh.)		Date	0%	5%	10%

Jack B. Binion	—	—	—		—	—	—	—
Roger P. Wagner	36.50	2.16%	$19.2	(3)	1/1/2011	$—	$—	$—
	18.35	1.09%	$33.4	(5)	1/1/2010	$—	$—	$43
	36.50	2.16%	$14.4	(5)	1/1/2011	$76	$412	$907

Kirk C. Saylor	19.70	1.17%	$19.2	(3)	1/1/2011	$—	$—	$—
	18.35	1.09%	$33.4	(5)	1/1/2010	$—	$—	$43
	19.70	1.17%	$14.4	(5)	1/1/2011	$41	$222	$489

Dominic F. Polizzotto	19.70	1.17%	$19.2	(3)	1/1/2011	$—	$—	$—
	13.73	0.81%	$13.7	(4)	1/1/2009	$77	$203	$379
	18.35	1.09%	$44.5	(3)	1/1/2010	$—	$—	$—
	19.70	1.17%	$14.4	(5)	1/1/2011	$41	$222	$489
	18.35	1.09%	$33.4	(5)	1/1/2010	$—	$—	$43

Floyd B. Hannon	19.55	1.16%	$19.2	(3)	1/1/2011	$—	$—	$—
	18.35	1.09%	$33.4	(5)	1/1/2010	$—	$—	$43
	19.55	1.16%	$14.4	(5)	1/1/2011	$41	$221	$486

(1)	The dollar amount under these columns are the result of calculations at five percent and ten percent rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation. There is no assurance that the value realized by an officer will be at or near the value estimated above.

(2)	Employees vest in the right to exercise these options/SARs over a four-year period. Options/SARs are subject to certain conditions, including compliance with terms and conditions of the options/SARs as approved by the Company. The executive officers listed above received tandem SARs in conjunction with the listed options. The tandem SARs have substantially identical terms to the options.

(3)	The exercise price on these options/SARs were subsequently adjusted downward by 25% during 2001 following the sale of Joliet. The options/SARs displaying the adjusted exercise price are listed separately in this table, and the options/SARs with the original exercise price are no longer outstanding.

(4)	These options/SARs were issued below market value. The market value on date of grant was $19,238 per share.

(5)	The exercise price of these options/SARs reflect a downward adjustment by 25% due to the sale of Joliet.

     The following table sets forth certain information concerning stock option exercises during 2001 by the Named Executive Officers and information concerning option values:

Aggregated Option/SAR Exercises in 2001 and December 31, 2001 Option/SAR Values
(dollars in thousands)

			Number of Securities
			Underlying Unexercised		Value of Unexercised,
			Options/SARs Held		In-the-Money Options/SARs
			at December 31, 2001(1)		at December 31, 2001(1)
	SARs	Value
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack B. Binion	—	—	—	—	—	—
Roger P. Wagner	4.58	$62.5	4.59	59.41	—	$101.6
Kirk C. Saylor	4.12	$56.3	4.59	41.70	—	$64.2
Dominic F. Polizzotto	4.53	$61.9 (2)	4.59	42.66	—	$66.9
Floyd B. Hannon	4.63	$63.9	4.59	42.57	—	$68.2

(1)	Amount represents the difference between the aggregate exercise price of unexercised options/SARs and a $16,501 per share price as determined by the Company pursuant to the Equity Incentive Plan. The $16,501 per share price represents the latest available fair market price as determined pursuant to the plan.

(2)	Pursuant to Mr. Polizzotto’s Senior Executive Stock Appreciation Right Agreement, payment was deferred on this exercise until January 1, 2002.

Compensation of Directors; Compensation Committee Interlocks and Insider Participation

     The Bylaws of the Company provide for a six-member Board of Directors. There are currently three directors. Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Vacancies on the Board of Directors may be filled by a majority of the remaining directors. The Chairman of the Board of Directors receives no compensation for services on the Board, Peri N. Howard receives $350,000 annually and Leslie L. Kenny receives no compensation for services on the board. Officers serve at the discretion of the Board. The Board has no Compensation Committee.

Employment Agreements

     Jack B. Binion has provided services pursuing, developing and managing gaming operations for the Company and its subsidiaries. There is no existing employment agreement providing for Mr. Binion to receive compensation for his services in the future.

     Roger P. Wagner is employed as the President and Chief Operating Officer of the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Wagner collaborates with Senior Management of the Company to develop operating objectives that will achieve the Company’s profitability and development goals. He directs and oversees Company operations at each casino and assures that each operating division is properly organized, staffed, and directed to fulfill its responsibilities in accordance with Company standards. As of January 1, 2002, Mr. Wagner earns a base salary of five hundred fifty thousand dollars ($550,000) and a discretionary bonus.

     Kirk C. Saylor is employed as the Senior Vice President — Chief Financial Officer for the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Saylor is responsible for overseeing the senior accounting operations of the Company’s facilities and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. As of January 1, 2002, Mr. Saylor earns compensation of three hundred thousand dollars ($300,000) per year base salary and a discretionary bonus.

     Dominic F. Polizzotto is employed as the Senior Vice President — General Counsel for the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Polizzotto is responsible for overseeing all legal issues for the Company and its subsidiaries, and developing compliance and risk management systems. In addition, Mr. Polizzotto is in charge of investigating new opportunities for expansion of the Company’s operations. As of January 1, 2002, Mr. Polizzotto earns compensation of three hundred thousand dollars ($300,000) per year base salary and a discretionary bonus. His employment agreement also includes a bonus of $56,204 payable on each January 1, 2001, 2002 and 2003.

     Floyd P. Hannon is employed as the Senior Vice President — Government Affairs for the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Hannon is responsible for overseeing all aspects of governmental relations, regulatory compliance and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. As of January 1, 2002, Mr. Hannon earns compensation of three hundred thousand dollars ($300,000) per year base salary and a discretionary bonus.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of common stock in the Company, as of March 15, 2002, by each person who is known by the Company to own beneficially more than 5% of the outstanding shares, by each director of the Company, each of the executive officers and by all directors and executive officers of the Company as a group.

Name	Number of Shares		Percentage of Shares

Jack B. Binion	23,302	(1)	100.00%
Phyllis M. Cope	1,907	(2)	8.24
Leslie L. Kenny	1,194	(3)	5.16
Peri N. Howard	3,642	(4)	15.73
Scott Hamilton	1,272	(5)	5.49
Wanda Parsons	1,907	(6)	8.24
Directors and executive officers as a group(12)	23,302	(7)	100.00

     The address for each of the persons or entities listed above is c/o the Company at 18454 S. West Creek Drive, Tinley Park, IL 60477. Unless otherwise indicated, the shares described below are shares of Class A Common Stock.

(1)	Includes 9,779 shares of Class B Common Stock held by Mr. Binion as an individual of which he has sole voting and investment power. These shares have a preferential vote such that each share of Class B Common Stock has a vote equivalent to five shares of Class A Common Stock. Except as otherwise required by applicable law, the Class A Common Stock and the Class B Common Stock vote together as one class. Mr. Binion has shared voting power over the remaining 13,523 shares of Class A Common Stock beneficially owned by him, which include; (a) the 1,907 shares owned by Phyllis M. Cope; (b) the 3,642 shares owned by Peri N. Howard including 16 shares subject to options that are currently exercisable or will become exercisable within 60 days; (c) the 1,194 shares owned by Leslie L. Kenney; (d) the 1,272 shares owned by Scott Hamilton; (e) the 1,907 shares owned by Wanda Parsons; (f) the 1,645 shares held by members of Mr. Binion’s family or trusts for the benefit of members of Mr. Binion’s family; and (g) the 1,956 shares, including 141 shares subject to options that are currently exercisable or will become exercisable within 60 days, which are held by other individuals. Mr. Binion shares voting power of such shares pursuant to a Stockholder’s Agreement dated as of April 29, 1999 among all shareholders of Horseshoe. Holders of options must enter into the Stockholder’s Agreement before they receive shares of options which they have exercised. Mr. Binion expressly disclaims beneficial ownership of the 13,523 shares not held by him individually.

(2)	Includes 954 shares held by Phyllis M. Cope, as Trustee of the Ted J. Fechser Trust, and 953 shares held by Phyllis M. Cope, as Trustee of the Fancy Ann Fechser Trust. Phyllis M. Cope has sole investment power over these shares and shares voting power over these shares with Mr. Binion; however, she expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(3)	Includes 1,194 shares held by Leslie L. Kenny individually of which she has sole investment power and shares voting power over these shares with Mr. Binion.

(4)	Includes 275 shares held by Peri N. Howard, as Trustee of the Ted J. Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Fancy Ann Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the James Christopher Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Robert Daniel Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Katie O’Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Kellie O’Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Rachel Fechser Trust 275 shares held by Peri N. Howard, as Trustee of the Ben E. Johnson Trust, 55 shares held by Peri N. Howard, as Trustee of the Bonnie Binion Trust, and 55 shares held by Peri N. Howard, as Trustee of the Benny Behnen Trust; 55 shares held by Peri N. Howard, as Trustee of the Jack Behnen Trust, 1,261 shares held by Peri N. Howard as an individual and 16 shares subject to options that are currently exercisable or will become exercisable within 60 days. Peri N. Howard has sole investment power over these shares and shares voting power over these shares with Mr. Binion; however, she expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(5)	Includes 636 shares held by Scott Hamilton, as Trustee of the James C. Fechser Trust, and 636 shares held by Scott Hamilton, as Trustee of the Rachel Fechser Trust. Scott Hamilton has sole investment power over these shares and shares voting power over these shares with Mr. Binion; however, he expressly disclaims beneficial ownership of any shares held by him as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(6)	Includes 954 shares held by Wanda Parsons, as Trustee of the Katie O’Neill Trust, and 953 shares held by Wanda Parsons, as Trustee of the Kellie O’Neill Trust. Wanda Parsons has sole investment power over these shares and shares voting power over these shares with Mr. Binion; however, she expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

(7)	Includes 157 shares subject to options that are currently exercisable or will become exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions.

     A current owner, through an entity he owns, provides certain financial consulting services to the Company. Amounts paid to this company for fees totaled $350,000, $300,000 and $125,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, this entity received fees from various investment banking firms related to transactions involving the sale of Joliet and the placement of the Company’s Credit Facility and 8.625% Notes. These fees totaled $1.7 million, $222,000 and $1.8 million in 2001, 2000 and 1999, respectively.

     The Company and Walter Haybert, the former Chief Financial Officer of the Company, are parties to an agreement whereby the Company paid Mr. Haybert $150,000 per year for each of 1999 and 2000 as advances against the purchase price for his interest in the Company. The Company purchased Mr. Haybert’s interest in the Company in April 2000 for a total purchase price of $5.1 million. The purchase agreement required a down payment of $1.0 million in cash with the remainder payable by a note due in April 2003. The note requires quarterly interest payments at 9% of the outstanding principal amount.

     The Company and G.A. Robinson III, a current owner of the Company, are parties to an agreement whereby the Company agreed to purchase Mr. Robinson’s ownership interest at a price to be determined later, if and when Mr. Robinson decides to sell. In April 2000, Mr. Robinson sold a portion of his ownership to the Company for a total purchase price of $4.4 million. The purchase agreement required a down payment of $700,000 in cash with the remainder payable by a note due in April 2005. The note requires semi-annual interest payments at 9% of the outstanding principal amount.

     The Company and Kathleen Rose, a former employee of the Company, are parties to an agreement whereby the Company purchased Ms. Rose’s ownership interest on January 1, 2001 for a total purchase price of $5.6 million payable by a note. The note is due January 2004 and requires quarterly interest payments at 9% of the outstanding principal amount.

     The Company and Jerry Howard, a former employee of the Company, are parties to an agreement whereby the Company purchased Mr. Howard’s ownership interest on October 1, 2001 for a total purchase price of $1.8 million payable by a note. The note is due September 2003 and requires quarterly interest payments at 9% of the outstanding principal amount.

     In July 2000 the Company loaned Kirk C. Saylor, the Company’s Senior Vice President and Chief Financial Officer, $150,000 evidenced by a promissory note. The note requires bi-weekly payments of $743 including interest at 8% and is due July 2005. The note is secured by a second mortgage on Mr. Saylor’s personal residence. The amount outstanding on December 31, 2001 was $141,000.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) Index to Consolidated Financial Statements:

Page
Number

HORSESHOE GAMING HOLDING CORP	F-1

(2)	All schedules have been omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes thereto. The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(3)	Exhibits

Exhibit
Number	Description

2.1 (b.)	Agreement and Plan of Merger, dated as of September 2, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Casino Joliet Corporation, Empress Casino Hammond Corporation and Empress Entertainment, Inc.
2.2 (c.)	First Amendment to Agreement and Plan of Merger, dated as of March 25, 1999, to the Agreement and Plan of Merger, dated as of September 22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Casino Joliet Corporation, Empress Casino Hammond Corporation and Empress Entertainment, Inc.
2.3 (e.)	Subscription and Reorganization Agreement, dated as of April 23, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C., Robinson Property Group, Inc., and others listed therein.
2.4 (f.)	Second Amendment to Agreement and Plan of Merger, dated as of July 23, 1999, to the Agreement and Plan of Merger, dated as of September 22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Entertainment, Inc., Empress Casino Joliet Corporation and Empress Casino Hammond Corporation.
2.5 (h.)	Assumption Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Entertainment, Inc., Empress Casino Joliet Corporation, Empress Casino Hammond Corporation, Horseshoe Acquisition Illinois, Inc., Horseshoe Acquisition Indiana, Inc., and Horseshoe Gaming Holding Corp.
2.6 (n.)	Agreement and Plan of Merger by and among Argosy Gaming Company, Joliet Acquisition Corporation, Empress Casino Joliet Corporation, and Horseshoe Gaming Holding Corp. dated as of April 12, 2001.
3.1 (e.)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2 (e.)	By-laws of Horseshoe Gaming Holding Corp.
4.1 (e.)	Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming Holding Corp. and U.S. Trust Company, National Association.
4.2 (e.)	Second Supplemental Indenture, dated as of May 11, 1999, to Indenture, dated as of October 10, 1995, by and between Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company, National Association.
4.3 (e.)	Amendment No. 1 to Second Ship Mortgage on the whole of the Horseshoe Casino & Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.
4.4 (a.)	Form of 9 3/8% Senior Subordinated Note due 2007 of Horseshoe Gaming, L.L.C.
4.5 (a.)	Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming, L.L.C., U.S. Trust Company of Texas, N.A., as Trustee, and Robinson Property Group Limited Partnership, as guarantor, with respect to the 9 3/8% Senior Subordinated Notes due 2007.

Exhibit
Number	Description

4.6 (a.)	Intercompany Senior Secured Note due June 15, 2007 executed by Robinson Property Group Limited Partnership in favor of Horseshoe Gaming, L.L.C.
4.7 (a.)	Intercompany Senior Secured Note due June 15, 2007 executed by Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.
4.8 (g.)	Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.9 (i.)	Supplemental Indenture, dated as of December 1, 1999, among Empress Casino Hammond Corporation, Empress Residential, L.L.C. and Empress Casino Joliet Corporation (collectively, the “Subsidiary Guarantors”) with respect to the unconditional guarantee of all of the Company’s obligations under Indenture covering the 9 3/8% Senior Subordinated Notes due 2007 by the Subsidiary Guarantors.
4.10 (i.)	Supplemental Indenture dated as of December 1, 1999, between Horseshoe Gaming Holding Corp., to the 9 3/8% Senior Subordinated Notes due 2007 and U.S. Trust Company of Texas, N.A.
4.11 (i.)	Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.12 (i.)	Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.13 (i.)	Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.14 (p.)	Amendment No. 4 to Horseshoe Gaming Holding Crop. Credit Agreement, dated as of July 20, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.
4.15 (q.)	Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of September 1, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.
10.1 (e.)	Settlement Term Sheet, dated as of May 19, 1999, by and among Jack B. Binion, Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C., Paul R. Alanis, Loren Ostrow, John Schreiber and Cliff Kortman.
10.2 (e.)	Horseshoe Note Pledge and Security Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C. and U.S. Trust Company, National Association.
10.3 (e.)	Guarantee, dated as of May 11, 1999, by Robinson Property Group, Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.
10.4 (e.)	Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.
10.5 (e.)	Stockholders’ Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.
10.6 (c.)	Settlement Agreement, dated as of February 3, 1999, by and among Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Mike Allen.
10.7 (c.)	Mutual General Release, dated February 23, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe GP, Inc., Robinson Property Group Limited Partnership, New Gaming Capital Partnership, Horseshoe Entertainment, and Nobutaka Mutaguchi.
10.8 (c.)	Exclusive License Agreement, dated July 2, 1998, by and between Horseshoe Gaming, L.L.C. and Horseshoe License Company.
10.9 (d.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and August Robin.
10.10 (d.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra Piper; and Robert E. Piper, Jr.
10.11 (f.)	Consulting Agreement, dated as of July 23, 1999, by and between Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.
10.12 (i.)	Equity Incentive Plan dated as of January 1, 1999 by and between Horseshoe Gaming Holding Corp. and certain employees.
10.13 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Alpine Associates.

Exhibit
Number	Description

10.14 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Bear Stearns F/A/O # 2000.
10.15 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Matthewson CRUT.
10.16 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Nobutaka Mutaguchi.
10.17 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Post Balanced Fund.
10.18 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and Robert Fechser.
10.19 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and Doyle Brunson.
10.20 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and Key Fechser.
10.21 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and David Reese.
10.22 (j.)	Purchase Agreement dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Walter J. Haybert.
10.23 (j.)	Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Water J. Haybert.
10.24 (j.)	Purchase Agreement dated April 1, 2000 between Horseshoe Gaming Holding Corp. and G. A. Robinson, III.
10.25 (j.)	Promissory Note dated April 1, 2000 between Horseshoe Gaming Holding Corp. and G.A. Robinson, III.
10.26 (o.)	Purchase Agreement dated January 1, 2001 between Horseshoe Gaming Holding Corp. and Kathy Rose.
10.27 (o.)	Promissory Note dated January 1, 2001 between Horseshoe Gaming Holding Corp. and Kathy Rose.
10.28 (l.)	Empress Casino Joliet Settlement Agreement between the Illinois Gaming Board, Horseshoe Gaming Holding Corp., Empress Casino Joliet Corporation and Jack Binion, dated January 31, 2001.
10.29 (q.)	Purchase Agreement dated October 1, 2001, by and between Horseshoe Gaming Holding Corp. and Jerry Howard.
10.30 (q.)	Promissory Note dated October 1, 2001 between Horseshoe Gaming Holding Corp. and Jerry Howard.
10.31 (k.)	Purchase Agreement dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.
10.32 (k.)	Promissory Note dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.
10.33 (r.)	Transfer Agreement dated as of November 30, 2001, by and between Patrick Savin and Post High Yield, L.P.
10.34 (r.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Roger P. Wagner.
10.35 (r.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Kirk C. Saylor.
10.36 (m.)	Executive Severance Agreement, dated August 21, 2001, by and between Horseshoe Gaming Holding Corp. and Floyd B. Hannon.
10.37 (r.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Peri N. Howard.
10.38 (r.)	Executive Severance Agreement, dated November 30, 2001 by and between Horseshoe Gaming Holding Corp. and Dominic F. Polizzotto.
10.39 (m.)	Horseshoe Gaming Holding Corp. Retention Bonus Plan, effective August 1, 2000.
10.40 (m.)	Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
10.41 (r.)	First, Second, Third and Fourth Amendments of the Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
21.1 (r.)	Subsidiaries of Horseshoe Gaming Holding Corp.
99.1 (r.)	Letter regarding Assurance Letter from Arthur Andersen LLP.

(a.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration Statement on Form S-4 (No. 333-33145) filed on August 7, 1997.
(b.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 8-K filed on September 18, 1998.
(c.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.
(d.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999.
(e.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(f.)	Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on July 30, 1999.
(g.)	Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on August 2, 1999.
(h.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on December 16, 1999.
(i.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.
(j.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 15, 2000.
(k.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2000.
(l.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on February 7, 2001.
(m.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on April 2, 2001.
(n.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on April 19, 2001.
(o.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 11, 2001.
(p.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August l4, 2001.
(q.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2001.
(r.)	Filed herewith.

(b) Reports on Form 8-K:

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horseshoe Gaming Holding Corp. a Delaware corporation

Date:	March 20, 2002	By:	/s/ Jack B. Binion

Jack B. Binion
		Its:	Chief Executive Officer, Secretary and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack B. Binion Jack B. Binion	Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2002
/s/ Peri N. Howard Peri N. Howard	Director	March 20, 2002
/s/ Leslie L. Kenny Leslie L. Kenny	Director	March 20, 2002
/s/ Kirk C. Saylor Kirk C. Saylor	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2002

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material will be provided to security holders by the Company.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Horseshoe Gaming Holding Corp.:

We have audited the accompanying consolidated balance sheets of HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES (the “Company”) (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horseshoe Gaming Holding Corp. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Memphis, Tennessee,
February 15, 2002.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31

(dollars in thousands, except share data)

	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$220,817	$78,133
Restricted cash	14,059	—
Accounts receivable, net of allowance for doubtful accounts of $13,160 and $13,112, respectively	13,516	15,847
Inventories	5,031	5,678
Prepaid expenses and other	12,152	7,419

Total current assets	265,575	107,077

Property and equipment, net	482,379	540,802
Goodwill, net	254,413	479,503
Other, net	54,892	77,156

	$1,057,259	$1,204,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$9,823	$10,995
Accounts payable	13,426	14,985
Accrued expenses and other	81,428	100,806

Total current liabilities	104,677	126,786

Long-term liabilities
Long-term debt, less current maturities	729,698	1,017,226
Other long-term liabilities	10,699	2,193

Total long-term liabilities	740,397	1,019,419

Commitments and contingencies (Notes 13 and 14)
Redeemable ownership interests	—	5,725
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,145 and 23,413 shares outstanding, respectively	—	—
Additional paid-in capital	59,808	52,715
Retained earnings	205,162	43,267

	264,970	95,982
Treasury stock, at cost, 1,855 and 1,587 shares, respectively	(52,785)	(43,374)

Total stockholders’ equity	212,185	52,608

	$1,057,259	$1,204,538

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31

(in thousands)

	2001	2000	1999

Revenues
Casino	$916,955	$960,927	$487,536
Food and beverage	87,876	85,212	52,953
Hotel	29,697	32,169	33,494
Retail and other	20,856	20,411	13,004

	1,055,384	1,098,719	586,987
Promotional allowances and other	(122,126)	(117,889)	(86,671)

Net revenues	933,258	980,830	500,316

Expenses
Casino	528,827	523,423	247,349
Food and beverage	27,245	34,378	16,818
Hotel	2,963	4,146	3,220
Retail and other	7,502	6,918	6,821
General and administrative	119,877	127,659	69,558
Corporate expenses	22,483	37,945	7,945
Deferred compensation	(410)	8,338	469
Preopening expenses	4,064	—	—
Net (gain) loss on disposal of assets	(163,845)	(1,602)	10,424
Depreciation and amortization	66,945	81,468	41,806

Total expenses	615,651	822,673	404,410

Operating income	317,607	158,157	95,906
Other income (expense)
Interest expense	(82,720)	(98,894)	(65,219)
Interest income	3,971	2,683	11,887
Other, net	382	(1,232)	(548)

Total other income (expense)	(78,367)	(97,443)	(53,880)

Income before extraordinary loss on early retirement of debt	239,240	60,714	42,026
Extraordinary loss on early retirement of debt	(6,893)	—	(9,653)

Net income	$232,347	$60,714	$32,373

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(in thousands)

	Members’	Common	Treasury	Paid-in	Retained
	Equity	Stock	Stock	Capital	Earnings	Total

Balance, December 31, 1998	$71,151
Cash distributions	(10,616)
Decrease in redeemable ownership interests	2,181
Warrant repurchase	(34,426)
Net income	13,389

Balance, June 30, 1999	41,679
Exchange of members’ ownership interests for 25,000 shares of common stock at $.01 par value	(41,679)	$—	$—	$41,679	$—	$41,679
Dividends:
Cash	—	—	—	—	(566)	(566)
Payable	—	—	—	—	(1,629)	(1,629)
Increase in redeemable ownership interests	—	—	—	(294)	—	(294)
Treasury stock purchases	—	—	(28,832)	5,252	—	(23,580)
Net income	—	—	—	—	18,984	18,984

Balance, December 31, 1999	—	—	(28,832)	46,637	16,789	34,594
Dividends:
Cash	—	—	—	—	(36,395)	(36,395)
Receivable	—	—	—	—	2,159	2,159
Increase in redeemable ownership interests	—	—	—	(400)	—	(400)
Treasury stock purchases	—	—	(14,542)	6,478	—	(8,064)
Net income	—	—	—	—	60,714	60,714

Balance, December 31, 2000	—	—	(43,374)	52,715	43,267	52,608
Dividends:
Cash	—	—	—	—	(71,255)	(71,255)
Receivable	—	—	—	—	803	803
Treasury stock purchases	—	—	(9,411)	7,093	—	(2,318)
Net income	—	—	—	—	232,347	232,347

Balance, December 31, 2001	$—	$—	$(52,785)	$59,808	$205,162	$212,185

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

(in thousands)

	2001	2000	1999

Cash flows from operating activities
Net income	$232,347	$60,714	$32,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,945	81,468	41,806
Net (gain) loss on disposal of assets	(163,845)	(1,602)	10,424
Amortization of debt discounts, deferred finance charges and other	3,964	4,468	3,631
Provision for doubtful accounts	7,226	7,651	4,643
Deferred compensation	(410)	8,338	469
Extraordinary loss on early retirement of debt	6,893	—	9,653
Minority interest in income of subsidiary	—	—	311
Net change in current assets and liabilities	(14,988)	(9,949)	14,774

Net cash provided by operating activities	138,132	151,088	118,084

Cash flows from investing activities
Purchases of property and equipment	(44,137)	(74,551)	(205,168)
Proceeds from sale of property and equipment	241	6,292	—
Net proceeds from sale of Joliet	442,662	—	—
Escrow related to Joliet sale	(14,059)	—	—
Goodwill	—	(80)	(257,928)
Net increase in other assets	(14,126)	—	(25,603)

Net cash provided by (used in) investing activities	370,581	(68,339)	(488,699)

Cash flows from financing activities
Proceeds from long-term debt	55,000	49,500	897,810
Repayments on long-term debt	(351,590)	(293,079)	(236,895)
Decrease (increase) in restricted cash	—	159,002	(159,002)
Capital dividends	(69,096)	(38,024)	(12,811)
Debt issue costs and commitment fees	(343)	(291)	(30,664)
Ownership transactions	—	—	(52,856)
Distributions to minority shareholders	—	—	(842)

Net cash (used in) provided by financing activities	(366,029)	(122,892)	404,740

Net change in cash and cash equivalents	142,684	(40,143)	34,125
Cash and cash equivalents, beginning of period	78,133	118,276	84,151

Cash and cash equivalents, end of period	$220,817	$78,133	$118,276

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Horseshoe Gaming Holding Corp., a Delaware corporation, and subsidiaries, (the “Company”), conducts casino gaming, hotel and other related operations at riverboat casinos under the “Horseshoe” names in Bossier City, Louisiana; Tunica County, Mississippi and Hammond, Indiana. In addition, the Company owned and operated the Empress Casino Joliet in Joliet, Illinois until July 31, 2001 (see Note 4).

     On April 15, 1999, the Company acquired over 90% of the aggregate ownership of Horseshoe Gaming, LLC (“Horseshoe Gaming”) from Horseshoe Gaming’s members in exchange for interests in the Company. The remaining ownership interests of Horseshoe Gaming either were contributed to the Company in exchange for interests in the Company or acquired by the Company or Horseshoe Gaming and Horseshoe Gaming was subsequently dissolved.

     A description of each principal subsidiary is as follows:

•	New Gaming Capital Partnership (“NGCP”) is a Nevada limited partnership, which was formed on February 4, 1993. NGCP is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc. and is a 91.92% owner of Horseshoe Entertainment, a Louisiana limited partnership which owns and operates the Horseshoe Bossier City, (“Bossier City”). In April 1999, the Company purchased the remaining 8.08% limited partner interests in Horseshoe Entertainment, (see Note 9), not held by NGCP.

•	Robinson Property Group, Limited Partnership (“RPG”) is a Mississippi limited partnership, which was formed on June 7, 1993. RPG owns and operates the Horseshoe Tunica (“Tunica”) located in Tunica County, Mississippi, and is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc.

•	Horseshoe Hammond, Inc. (“Hammond”), formerly Empress Casino Hammond Corporation, is an Indiana corporation, which was formed on November 25, 1992. The Company acquired Hammond from Empress Entertainment, Inc. on December 1, 1999 (see Note 3). Hammond owns and operates the Horseshoe Casino in Hammond, Indiana and is 100% owned by the Company.

•	Empress Casino Joliet Corporation (“Joliet” or “Empress Joliet”) is an Illinois Corporation, which was formed on December 26, 1990. The Company acquired Joliet from Empress Entertainment, Inc. on December 1, 1999 (see Note 3). Joliet owns and operates the Empress Casino and Hotel in Joliet, Illinois and was 100% owned by the Company. The Company sold Joliet to Argosy Gaming Company on July 31, 2001 (see Note 4).

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

Restricted Cash

     Restricted cash represents net proceeds remaining in escrow to cover future potential indemnifications related to the sale of Joliet (see Note 4).

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

     Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

Buildings, boat, barge and improvements Furniture, fixtures and equipment	15 to 31.5 years 3 to 10 years

Capitalized Interest

     The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. During the year ended December 31, 2001 no interest was capitalized. Interest capitalized during the years ended December 31, 2000 and 1999 was $1.0 million and $8,000, respectively.

Goodwill

     During the years ended December 31, 2001 and prior, the Company amortized goodwill on a straight-line basis over 25 years, which management estimated was the related minimum benefit period (see Note 2 — Recently Issued Accounting Pronouncements).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Finance Charges

     Deferred finance charges, which are included in other assets, consist of fees and expenses incurred to obtain the Company’s debt. The deferred finance charges are being amortized over the term of the related debt using the effective interest method (see Note 8).

Dividends and Capital Distributions

     The Company’s debt agreements contain covenants that limit dividends and capital distributions to its stockholders. Dividends and capital distributions to the stockholders are to be based upon the Company’s taxable income and the highest marginal Federal and state individual statutory tax rates in effect, which are applicable to any stockholder. Such dividends and distributions are to be paid quarterly based upon estimated taxable income. After filing of the annual tax returns by the Company and its subsidiaries, each stockholder is to reimburse the Company for overpayments of capital distributions or the Company is to withhold such amounts from future dividends to the stockholders.

Casino Revenues

     Casino revenues are the aggregate of gaming wins and losses.

Promotional Allowances and Other

     Promotional allowances and other consist primarily of the retail value of complimentary food and beverage, rooms and other services furnished to guests without charge, which totaled approximately $93.9 million, $85.9 million and $64.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such amounts are included in gross revenues and deducted as promotional allowances and other. The estimated costs of providing such complimentary services, which are primarily included in casino department expenses, are as follows (in thousands):

	Years ended December 31,

	2001	2000	1999

Food and beverage	$67,426	$61,555	$37,915
Hotel	8,893	8,702	8,365
Other operating expenses	10,844	9,475	8,414

	$87,163	$79,732	$54,694

Advertising Costs

     The Company expenses all costs associated with advertising as incurred, and such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Preopening Expenses

     The Company expenses all preopening costs as incurred. During 2001, the Company incurred preopening expenses related to the rebranding of Hammond. Included in preopening expenses are advertising and production costs related to the name change of approximately $2.0 million for the year ended December 31, 2001.

Corporate Expenses

     Expenses associated with the management of the Company are recorded as corporate expenses and are reflected in the accompanying consolidated statements of operations in the periods such expenses are incurred.

Deferred Compensation

     Deferred compensation represents compensation expenses related to ownership interests in the Company issued to employees pursuant to employment agreements, the 1997 Unit Option Plan and the Equity Incentive Plan (see Note 11).

Income Taxes

     The Company is organized as a corporation under Delaware laws and has elected to be taxed as an S Corporation for Federal income tax purposes. Accordingly, no provision is made in the accounts of the Company for Federal income taxes, as such taxes are liabilities of the stockholders or members.

     The Company’s income tax returns and the amount of allocable taxable income are subject to examination by Federal and state taxing authorities. If an examination results in a change to taxable income, the income tax reported by the stockholders may also change.

Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” management continually evaluates whether events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable (see Note 2 — Recently Issued Accounting Pronouncements).

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Reclassifications

     Certain amounts from prior years have been reclassified to conform to the current year presentations, which have no effect on previously reported net income.

Recently Issued Accounting Pronouncements

     In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 3 of Issue 00-22 (“EITF 00-22”), “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” EITF 00-22 requires that the cash value of points awarded under slot club programs (“Points”) be recorded as a reduction of revenue. The Company had historically classified Points as operating expenses. In accordance with the transition rules, the Company adopted EITF 00-22 in the first quarter of 2001 and now includes Points as promotional allowances and other in the accompanying consolidated statements of operations for all periods presented. The adoption of EITF 00-22 had no effect on the Company’s operating income.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). This pronouncement changes the accounting for goodwill and intangible assets. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. As of January 1, 2002, the Company had unamortized goodwill and intangibles of $261.3 million that will be subject to the provisions of SFAS 142. The Company amortized $12.3 million, $20.7 million and $3.6 million of goodwill in the twelve months ended December 31, 2001, 2000 and 1999, respectively. The Company is currently evaluating the provisions of SFAS 142 and the impact that adoption will have on the Company’s financial position and results of operations. While the impairment tests have not yet been completed, it is possible that an impairment charge will be necessary for Hammond. Such a charge, if necessary, would likely be reported in the first quarter of 2002 as a change in accounting principle.

     Also in June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. Companies are required to adopt the provisions of SFAS 143 as of the beginning of the entity’s fiscal year beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and the impact that adoption will have on the Company’s financial position and results of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. SFAS 144 must be adopted for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS 144 will materially impact the Company’s financial position or results of operations.

3.   EMPRESS ACQUISITION

     On December 1, 1999, the Company acquired Hammond and Joliet from Empress Entertainment, Inc. (the “Empress Merger”).

     The following unaudited pro-forma financial information (in thousands) assumes the Empress Merger occurred at the beginning of 1999. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Empress Merger taken place at the beginning of 1999.

Year ended
December 31, 1999

(unaudited)
Net revenues	$933,948
Operating income	$164,024
Net income	$55,668

4.   SALE OF EMPRESS CASINO JOLIET

     On July 31, 2001, the Company sold Joliet to Argosy Gaming Company for $465.0 million in cash. The net proceeds from the sale, net of a deficiency in working capital and other transaction costs, were $442.7 million. An additional $38.4 million in tax distributions related to the sale were made in the third quarter of 2001. A gain of $165.5 million related to the sale of Joliet is included in the net (gain) loss on disposal of assets for the year ended December 31, 2001 in the accompanying consolidated statements of operations.

     Pursuant to the merger agreement, the Company deposited $16.3 million of the net proceeds into escrow to cover potential future indemnifications related to the Joliet facility. Of this amount, $2.3 million was disbursed in October 2001. The escrowed funds, including earnings, are reflected as restricted cash in the accompanying consolidated balance sheets.

     Included in the accompanying consolidated statements of operations, are net revenues from Joliet of $161.6 million, $240.3 million and $17.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Joliet also contributed $44.4 million, $64.1 million and $3.3 million of operating income before goodwill amortization, corporate allocations and other non-recurring items for the years ended December 31, 2001, 2000 and 1999, respectively.

5.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Activity in the allowance for doubtful accounts consisted of the following (in thousands):

	As of and for the
	Years ended December 31,

	2001	2000	1999

Balance, beginning of period	$13,112	$11,289	$10,546
Additions charged to expense	7,226	7,651	4,643
Deductions from reserves and uncollectable accounts written off, net of amounts received	(7,178)	(5,828)	(7,815)
Other amounts assumed in Empress acquisition	—	—	3,915

Balance, end of period	$13,160	$13,112	$11,289

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	As of December 31,

	2001	2000

Land and land improvements	$30,854	$33,357
Buildings, boat, barge and improvements	481,563	502,105
Furniture, fixtures and equipment	140,072	135,242
Construction in progress	3,084	5,842

	655,573	676,546
Accumulated depreciation	(173,194)	(135,744)

	$482,379	$540,802

7.   ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consists of the following (in thousands):

	As of December 31,

	2001	2000

Payroll and related liabilities	$22,230	$23,755
Gaming, sales, use and property taxes	13,541	12,399
Progressive slot and slot club liabilities	10,122	10,044
Accrued interest	9,474	11,973
Insurance and guest claims payable	5,338	7,342
Buyout of former limited partners	3,181	12,840
Other accrued expenses	17,542	22,453

	$81,428	$100,806

8.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

	As of December 31,

	2001	2000

8.625% Senior Subordinated Notes (effective interest rate of 8.657%), due May 15, 2009, net of unamortized discount of $1,437 and $1,831, interest payable semi- annually on May 15 and November 15	$533,578	$598,169
9.375% Senior Subordinated Notes (effective interest of 9.384%), due June 15, 2007, net of unamortized discount of $88 and $105, interest payable semi-annually on June 15 and December 15	158,972	159,895
Senior Secured Revolving Credit Facility, secured by substantially all of the assets of the Company, $150 million borrowing capacity, due September 30, 2004, with variable interest rates based upon the Eurodollar	—	97,500
Senior Secured Credit Facility Tranche B Term Loan, $125 million borrowing capacity, secured by substantially all of the assets of the Company, paid in full July 31, 2001	—	123,375
Notes Payable, interest ranging from 4.75% to 12%, due in various installments through January 2005	46,971	49,282

	739,521	1,028,221
Current maturities	(9,823)	(10,995)

	$729,698	$1,017,226

     In May 1999, the Company completed a private placement offering of $600.0 million of 8.625% Senior Subordinated Notes due 2009. $203.6 million of the proceeds from the notes were used to retire outstanding debt. An extraordinary loss on the early retirement of debt of $9.6 million was recognized in 1999 for prepayment penalties, premium and the write-off of unamortized discounts and deferred finance charges. The remaining proceeds of $342.3 million were placed in a secured proceeds account of which $151.5 million was used to fund the redemption of the Empress 8.125% Senior Subordinated Notes in January 2000 and $190.8 million was used to partially fund the acquisition of Hammond and Joliet.

     In July 2001, $65.0 million of the Company’s 8.625% Senior Subordinated Notes and $940,000 of the Company’s 9.375% Senior Subordinated Notes were tendered in an Asset Sale Offer to its bondholders. As a result of these retirements, the Company recorded an extraordinary loss on early retirement of debt in the amount of $6.9 million.

     In June 1999, the Company completed its $375.0 million Senior Secured Credit Facility (the “Credit Facility”). The Credit Facility consisted of a $250.0 million, five-year revolver and a $125.0 million, seven-year term loan. On December 1, 1999, the Company borrowed $175.0 million of the revolver and the entire $125.0 million term loan to complete the funding requirement for the purchase of Hammond and Joliet. All of the operating subsidiaries guarantee the obligations under the Credit Facility. In July 2001 the Company amended its Credit Facility to allow, among other things, (i) the sale of Joliet and (ii) the reduction of its loan commitment to

8.   LONG-TERM DEBT (continued)

$150.0 million. Also during July 2001, the Company repaid the entire $222.8 million which was outstanding on the Credit Facility, fully retiring the term loan. The Credit Facility, as amended, is permanently reduced by $28.1 million on December 31, 2003 and $40.6 million per quarter beginning March 31, 2004. As of December 31, 2001 there were no amounts outstanding under the Credit Facility.

     The Company’s debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (iii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries’ assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iv) limit the amount of restricted payments, as defined, the Company may make.

     Five year maturities of the Company’s long-term debt are as follows (in thousands):

Year ended December 31

2002	$9,823
2003	$18,847
2004	$14,553
2005	$3,748
2006	$—

     At December 31, 2001 and 2000, the fair market value of the 8.625% Senior Subordinated Notes, based on quoted market prices was $556.4 million and $580.5 million, respectively. As of December 31, 2001 and 2000, the fair market value of the 9.375% Senior Subordinated Notes, based on quoted market prices was $169.2 million and $160.2 million, respectively. The fair market value of the Company’s other long-term debt approximated its carrying value as of December 31, 2001 and 2000, based on the borrowing rates currently available for debt with similar terms.

9.   OWNERSHIP REPURCHASE MATTERS

     During 2001, the Company purchased redeemable ownership interests of 1.1% of the Company for $8.0 million of notes payable. As of December 31, 2001, the Company’s remaining obligation under these purchases was $7.4 million.

     During 2000, the Company purchased redeemable ownership interests of 1.5% of the Company for $13.2 million of notes payable. Operating results for the year ended December 31, 2000 includes an approximate $443,000 reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2001, the Company’s remaining obligation under these purchases was $9.8 million.

     During 1999, the Company purchased redeemable ownership interests of 3.9% of the Company for $23.6 million of notes payable. As of December 31, 2001, the Company’s remaining obligation under this purchase was $20.0 million.

9.   OWNERSHIP REPURCHASE MATTERS (continued)

     During 1999, Horseshoe Gaming purchased redeemable ownership interests from four current employees and five former employees representing a total of 8.5% of Horseshoe Gaming for $44.3 million. Operating results for the year ended December 31, 1999 includes a $2.9 million reduction in deferred compensation expense resulting from the final valuation of these ownership interests. As of December 31, 2001, the Company’s remaining obligation under these purchases was $9.7 million.

     In January 1999, Horseshoe Gaming repurchased outstanding warrants held by a third party which entitled such third party to purchase an approximate 6.99% ownership interest in Horseshoe Gaming from its largest stockholder, Horseshoe Gaming, Inc. (“HGI”), for an exercise price of $510,000. Upon acquisition, Horseshoe Gaming exercised the warrants and retired the membership units acquired from HGI. The total cost of the warrants, including fees, expenses and the exercise price paid to HGI, was approximately $34.4 million, which was recorded as a reduction in members’ equity in the first quarter of 1999.

     In April 1999, the Company exercised an option to acquire the remaining 8.08% limited partnership interest in Bossier City not held by NGCP for total consideration of $30.6 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million. In May 2001, the former limited partners and the Company executed a second two-year covenant not to compete for $7.9 million. As of December 31, 2001, the remaining amount to be paid to these limited partners totaled $3.2 million and is included in accrued expenses and other in the accompanying consolidated balance sheets. Included in other assets in the accompanying consolidated balance sheets at December 31, 2001 and 2000 are notes receivable from the former limited partners totaling $1.8 million and $5.7 million, respectively.

10.   TRANSACTIONS WITH RELATED PARTIES

     A current owner, through an entity he owns, provides certain financial consulting services to the Company. For the years ended December 31, 2001, 2000 and 1999, the Company paid fees of approximately $350,000, $300,000 and $125,000, respectively, to this owner. In addition, this entity received fees from various investment banking firms related to transactions involving the sale of Joliet and the placement of the Company’s Credit Facility and 8.625% Senior Subordinated Notes. These fees totaled $1.7 million, $222,000 and $1.8 million in 2001, 2000 and 1999, respectively.

     Notes receivable from current and former employees totaling $270,000 and $310,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2001 and 2000, respectively. The notes are secured by their ownership interests in the Company or by personal real estate and have various due dates and interest rates ranging from 8% to 9%. One of the current notes, with an outstanding balance as of December 31, 2001 of $141,000, is from an officer of the Company.

11.   EMPLOYEE COMPENSATION AND BENEFITS

     Deferred compensation expense represents compensation expenses related to ownership interests in the Company issued to employees pursuant to employment agreements, the 1997 Unit Option Plan, and the Equity Incentive Plan as follows (in thousands):

	Years ended December 31,

	2001	2000	1999

Employee ownership interests	$—	$4,024	$125
1997 Unit Option Plan	—	913	(391)
Equity Incentive Plan	(410)	3,401	735

	$(410)	$8,338	$469

Employee Ownership Interests

     Certain former employees were issued ownership interests in the Company pursuant to employment agreements. The employment agreements included a put/call provision which required the Company to repurchase such employees’ respective ownership interests in the Company in the event of termination at the then fair market value based on an independent appraisal. Accordingly, those compensation agreements were accounted for as variable stock purchase plans. Deferred compensation expense or income was recorded each period equal to the change in the fair market value of the ownership interest. As of December 31, 2001, all of the put/call provisions in the employment agreements had been exercised.

1997 Unit Option Plan

     In 1997, the Company approved the 1997 Unit Option Plan, which provided for certain employees to be granted options to purchase membership units in Horseshoe Gaming at a fixed exercise price of $3.47 per unit. The Unit Option Plan contained a put/call provision under the same terms as described above for employee ownership interests. Accordingly, the Unit Option Plan was accounted for as a variable stock purchase plan. Deferred compensation expense was recorded each period based on vesting in an amount equal to the change in the fair market value of the stock in the Company, provided such value exceeds the exercise price of the options. As of December 31, 2001, all unit options had been exercised.

Equity Incentive Plan

     During 1999, the Company approved the Horseshoe Gaming Holding Corp. Equity Incentive Plan which provides for (i) certain employees to be granted stock options (with tandem Stock Appreciation Rights (“SARs”)) to purchase stock in the Company and, (ii) certain other employees to be granted SARs to share in the increase in the market value of the stock options and SARs as determined in accordance with the Equity Incentive Plan. The exercise price for the stock options/SARs is determined in accordance with the plan document and represents management’s best estimate of the fair market value at the date of grant. The stock options/SARs vest over a period of four years and expire in ten years.

11. EMPLOYEE COMPENSATION AND BENEFITS (continued)

     The following table represents stock option (with tandem SARs) activity for the three years ended December 31, 2001:

	Number	Average Price
	of Shares	per Share

Balance, December 31, 1998	—	—
Issued	145.74	$13,641
Cancelled	—	—
Exercised	—	—

Balance, December 31, 1999	145.74	$13,641
Issued	157.25	$44,488
Cancelled	(34.76)	$27,488
Exercised	(32.87)	$13,637

Balance, December 31, 2000	235.36	$32,211
Issued	568.53	$22,303
Cancelled	(348.25)	$30,842
Exercised	(38.13)	$13,641

Balance, December 31, 2001	417.51	$21,557

Exercisable at December 31, 2001	40.01	$33,366

     The following table represents SAR activity for the three years ended December 31, 2001:

Balance, December 31, 1998	—	—
Issued	183.92	$13,660
Cancelled	(12.41)	$13,660
Exercised	—	—

Balance, December 31, 1999	171.51	$13,660
Issued	466.10	$45,203
Cancelled	(33.60)	$25,781
Exercised	(40.69)	$13,660

Balance, December 31, 2000	563.32	$39,036
Issued	1,118.15	$21,774
Cancelled	(884.59)	$32,511
Exercised	(28.54)	$13,660

Balance, December 31, 2001	768.34	$22,370

Exercisable at December 31, 2001	88.25	$31,718

     Options and SARs cancelled and issued during 2001 include the activity resulting from a reduction of the exercise price of options and SARs issued in 2000 and 2001 by 25% due to the sale of Joliet. The sale prompted this adjustment in order to more accurately set the exercise price of the options and SARs to an amount more consistent with a pricing that would have occurred if the Company had not owned Joliet when the options and SARs were issued. In total,

11.   EMPLOYEE COMPENSATION AND BENEFITS (continued)

1,044.7 options and SARs with an average exercise price of $30,964 were adjusted to an average exercise price of $23,223. The estimated market price on the date of adjustment was $16,500.

401(k) Savings Plan

     The Company maintains a 401(k) savings plan whereby eligible employees may contribute up to 20% of their earnings to the plan, on a pre-tax basis. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. In addition, the Company matches 100% of the first 2% and 50% of the next 4% of the employees’ contributions. Employees vest in the Company’s matching contributions over four years. The Company’s matching contributions were $4.2 million, $3.5 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Deferred Compensation Plan

     The Company maintains a nonqualified deferred compensation plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, plus interest, as a retirement fund. These deferrals are in addition to those allowed under the Company’s 401(k) Savings Plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The full amount vested in a participant’s account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

12.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     The net change in current assets and liabilities consists of the following (in thousands):

	Years ended December 31,

	2001	2000	1999

(Increase) decrease in assets:
Accounts receivable	$(7,975)	$(7,117)	$(9,866)
Inventories	290	(162)	(671)
Prepaid expenses and other	405	(5,223)	(1,730)
(Decrease) increase in liabilities:
Accounts payable	(3,531)	6,555	262
Accrued expenses and other	(4,177)	(4,002)	26,779

	$(14,988)	$(9,949)	$14,774

Supplemental Cash Flow Disclosure (in thousands)
Cash paid for interest, net of amounts capitalized	$80,894	$100,044	$54,681
Repurchase common stock for debt	$8,043	$13,175	$49,200
Increase in assets and liabilities associated with Empress Merger	$—	$156,578	$—
Increases in assets and liabilities related to buyout of former limited partners	$—	$—	$25,900

13.   LEASE COMMITMENTS

     The Company and its subsidiaries lease both real estate and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13 “Accounting for Leases.” As of December 31, 2001, the Company did not have any capital leases.

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

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $8.9 million, $8.2 million and $2.5 million, respectively.

     As of December 31, 2001, the Company is obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

Year ended December 31

2002	$2,334
2003	1,172
2004	610
2005	159
2006	100
Thereafter	576

Total	$4,951

     In addition to these minimum rental commitments, certain of the Company’s operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

14.   COMMITMENTS AND CONTINGENCIES

Severance Agreements

     The Company has employment agreements and executive severance agreements with its senior executives which provide for payments to the executives in the event of their termination after a change of control, as defined. These agreements provide for, among other things, a payment of up to 2.99 times executive’s annual salary and bonus, as defined, as well as for accelerated vesting of stock options and SARs upon a change of control, as defined. The estimated amount payable to the executives under these arrangements, excluding any payments for stock options and SARs, was approximately $14.0 million as of January 1, 2002.

Self-Insurance

     The Company is partially self-insured for general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims. These amounts are included in accrued expenses and other in the accompanying consolidated balance sheets.

14.   COMMITMENTS AND CONTINGENCIES (continued)

Litigation

     The Company and its subsidiaries are from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against Hammond and the Company on behalf of current and former employees of Hammond alleging that Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleges certain tort claims based on poor air quality and seeks certification as a class on behalf of similarly situated current and former employees of Hammond. Hammond and the Company deny the allegations in the complaint and intend to vigorously contest this matter.

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

Hammond Commitments

     In February 2002, Hammond and the City of Hammond (the “City”) executed the Fourth Amendment to the Hammond Riverboat Development Agreement (“Fourth Amendment”). Pursuant to the Fourth Amendment, the City agreed to allow the expansion of the Hammond facility, to include certain amenities including, but not limited to, a hotel, pavilion entertainment venue and additional parking facility. The Fourth Amendment also requires Hammond to begin construction of an above ground parking garage before December 31, 2001. These new amenities may be located in several areas adjacent to the existing operation on real estate which is owned or controlled by the City and other local governmental agencies (collectively the “Lessors”). The Lessors would lease such real estate to Hammond for a period of approximately 67 years (“Expansion Lease”). The Fourth Amendment also provided Hammond with a ten year option to lease additional real estate in the Hammond marina for a term equal to the balance of the Expansion Lease (“Option”).

     The cost of the Expansion Lease, the Option and the lease rental rate for the parcels covered by the Expansion Lease and the Option is $14.0 million plus one dollar per year. Hammond paid the $14.0 million to the Lessors in two installments during the fourth quarter of 2001 and the first quarter of 2002. In addition, Hammond will pay a security deposit to the Lessors of $3.25 million during the first half of 2002. The Fourth Amendment also requires that Hammond relocate the existing public boat launch ramp to a permanent location.

     The Lessors have until April 30, 2002, to obtain all necessary approvals and to execute the Fourth Amendment.

EXHIBIT INDEX

Exhibit
Number	Description

2.1 (b.)	Agreement and Plan of Merger, dated as of September 2, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Casino Joliet Corporation, Empress Casino Hammond Corporation and Empress Entertainment, Inc.
2.2 (c.)	First Amendment to Agreement and Plan of Merger, dated as of March 25, 1999, to the Agreement and Plan of Merger, dated as of September 22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Casino Joliet Corporation, Empress Casino Hammond Corporation and Empress Entertainment, Inc.
2.3 (e.)	Subscription and Reorganization Agreement, dated as of April 23, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C., Robinson Property Group, Inc., and others listed therein.
2.4 f.)	Second Amendment to Agreement and Plan of Merger, dated as of July 23, 1999, to the Agreement and Plan of Merger, dated as of September 22, 1998, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Entertainment, Inc., Empress Casino Joliet Corporation and Empress Casino Hammond Corporation.
2.5 (h.)	Assumption Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming L.L.C., Horseshoe Gaming (Midwest), Inc., Empress Acquisition Illinois, Inc., Empress Acquisition Indiana, Inc., Empress Entertainment, Inc., Empress Casino Joliet Corporation, Empress Casino Hammond Corporation, Horseshoe Acquisition Illinois, Inc., Horseshoe Acquisition Indiana, Inc., and Horseshoe Gaming Holding Corp.
2.6 (n.)	Agreement and Plan of Merger by and among Argosy Gaming Company, Joliet Acquisition Corporation, Empress Casino Joliet Corporation, and Horseshoe Gaming Holding Corp. dated as of April 12, 2001.
3.1 (e.)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2 (e.)	By-laws of Horseshoe Gaming Holding Corp.
4.1 (e.)	Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming Holding Corp. and U.S. Trust Company, National Association.
4.2 (e.)	Second Supplemental Indenture, dated as of May 11, 1999, to Indenture, dated as of October 10, 1995, by and between Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company, National Association.
4.3 (e.)	Amendment No. 1 to Second Ship Mortgage on the whole of the Horseshoe Casino & Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.
4.4 (a.)	Form of 9 3/8% Senior Subordinated Note due 2007 of Horseshoe Gaming, L.L.C.
4.5 (a.)	Indenture, dated as of June 15, 1997, by and among Horseshoe Gaming, L.L.C., U.S. Trust Company of Texas, N.A., as Trustee, and Robinson Property Group Limited Partnership, as guarantor, with respect to the 9 3/8% Senior Subordinated Notes due 2007.

Exhibit
Number	Description

4.6 (a.)	Intercompany Senior Secured Note due June 15, 2007 executed by Robinson Property Group Limited Partnership in favor of Horseshoe Gaming, L.L.C.
4.7 (a.)	Intercompany Senior Secured Note due June 15, 2007 executed by Horseshoe Entertainment in favor of Horseshoe Gaming, L.L.C.
4.8 (g.)	Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.9 (i.)	Supplemental Indenture, dated as of December 1, 1999, among Empress Casino Hammond Corporation, Empress Residential, L.L.C. and Empress Casino Joliet Corporation (collectively, the “Subsidiary Guarantors”) with respect to the unconditional guarantee of all of the Company’s obligations under Indenture covering the 9 3/8% Senior Subordinated Notes due 2007 by the Subsidiary Guarantors.
4.10 (i.)	Supplemental Indenture dated as of December 1, 1999, between Horseshoe Gaming Holding Corp., to the 9 3/8% Senior Subordinated Notes due 2007 and U.S. Trust Company of Texas, N.A.
4.11 (i.)	Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.12 (i.)	Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.13 (i.)	Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.
4.14 (p.)	Amendment No. 4 to Horseshoe Gaming Holding Crop. Credit Agreement, dated as of July 20, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.
4.15 (q.)	Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of September 1, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.
10.1 (e.)	Settlement Term Sheet, dated as of May 19, 1999, by and among Jack B. Binion, Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C., Paul R. Alanis, Loren Ostrow, John Schreiber and Cliff Kortman.
10.2 (e.)	Horseshoe Note Pledge and Security Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C. and U.S. Trust Company, National Association.
10.3 (e.)	Guarantee, dated as of May 11, 1999, by Robinson Property Group, Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.
10.4 (e.)	Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.
10.5 (e.)	Stockholders’ Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.
10.6 (c.)	Settlement Agreement, dated as of February 3, 1999, by and among Horseshoe Gaming, Inc., Horseshoe Gaming, L.L.C. and Mike Allen.
10.7 (c.)	Mutual General Release, dated February 23, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe GP, Inc., Robinson Property Group Limited Partnership, New Gaming Capital Partnership, Horseshoe Entertainment, and Nobutaka Mutaguchi.
10.8 (c.)	Exclusive License Agreement, dated July 2, 1998, by and between Horseshoe Gaming, L.L.C. and Horseshoe License Company.
10.9 (d.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and August Robin.
10.10 (d.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra Piper; and Robert E. Piper, Jr.
10.11 (f.)	Consulting Agreement, dated as of July 23, 1999, by and between Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.
10.12 (i.)	Equity Incentive Plan dated as of January 1, 1999 by and between Horseshoe Gaming Holding Corp. and certain employees.
10.13 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Alpine Associates.

Exhibit
Number	Description

10.14 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Bear Stearns F/A/O # 2000.
10.15 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Matthewson CRUT.
10.16 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Nobutaka Mutaguchi.
10.17 (i.)	Promissory Note and Stock Purchase Agreement dated as of November 30, 1999 by and between Horseshoe Gaming L.L.C. and Post Balanced Fund.
10.18 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and Robert Fechser.
10.19 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and Doyle Brunson.
10.20 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and Key Fechser.
10.21 (i.)	Stock Purchase Agreement dated as of August 1, 1999 by and between Horseshoe Gaming L.L.C. and David Reese.
10.22 (j.)	Purchase Agreement dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Walter J. Haybert.
10.23 (j.)	Promissory Note dated April 1, 2000, between Horseshoe Gaming Holding Corp. and Water J. Haybert.
10.24 (j.)	Purchase Agreement dated April 1, 2000 between Horseshoe Gaming Holding Corp. and G. A. Robinson, III.
10.25 (j.)	Promissory Note dated April 1, 2000 between Horseshoe Gaming Holding Corp. and G.A. Robinson, III.
10.26 (o.)	Purchase Agreement dated January 1, 2001 between Horseshoe Gaming Holding Corp. and Kathy Rose.
10.27 (o.)	Promissory Note dated January 1, 2001 between Horseshoe Gaming Holding Corp. and Kathy Rose.
10.28 (l.)	Empress Casino Joliet Settlement Agreement between the Illinois Gaming Board, Horseshoe Gaming Holding Corp., Empress Casino Joliet Corporation and Jack Binion, dated January 31, 2001.
10.29 (q.)	Purchase Agreement dated October 1, 2001, by and between Horseshoe Gaming Holding Corp. and Jerry Howard.
10.30 (q.)	Promissory Note dated October 1, 2001 between Horseshoe Gaming Holding Corp. and Jerry Howard.
10.31 (k.)	Purchase Agreement dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.
10.32 (k.)	Promissory Note dated October 1, 2000 between Horseshoe Gaming Holding Corp. and Patrick Savin.
10.33 (r.)	Transfer Agreement dated as of November 30, 2001, by and between Patrick Savin and Post High Yield, L.P.
10.34 (r.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Roger P. Wagner.
10.35 (r.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Kirk C. Saylor.
10.36 (m.)	Executive Severance Agreement, dated August 21, 2001, by and between Horseshoe Gaming Holding Corp. and Floyd B. Hannon.
10.37 (r.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Peri N. Howard.
10.38 (r.)	Executive Severance Agreement, dated November 30, 2001 by and between Horseshoe Gaming Holding Corp. and Dominic F. Polizzotto.
10.39 (m.)	Horseshoe Gaming Holding Corp. Retention Bonus Plan, effective August 1, 2000.
10.40 (m.)	Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
10.41 (r.)	First, Second, Third and Fourth Amendments of the Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
21.1 (r.)	Subsidiaries of Horseshoe Gaming Holding Corp.
99.1 (r.)	Letter regarding Assurance Letter from Arthur Andersen LLP.

(a.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Registration Statement on Form S-4 (No. 333-33145) filed on August 7, 1997.

(b.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 8-K filed on September 18, 1998.

(c.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.

(d.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999.

(e.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(f.)	Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on July 30, 1999.

(g.)	Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on August 2, 1999.

(h.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on December 16, 1999.

(i.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.

(j.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 15, 2000.

(k.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2000.

(l.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on February 7, 2001.

(m.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on April 2, 2001.

(n.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on April 19, 2001.

(o.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 11, 2001.

(p.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August l4, 2001.

(q.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2001.

(r.)	Filed herewith.

(b)	Reports on Form 8-K:

     None