Form 10-Q
period 2002-03-31
HORSESHOE GAMING HOLDING CORP
filed 2002-05-07
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

Commission file number 333-0214

HORSESHOE GAMING HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	88-0425131

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18454 South West Creek Drive, Tinley Park, IL	60477

(Address of principal executive office)	(ZIP CODE)

(708) 429-8300

(Registrant’s telephone number, including area code)

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

Yes   [X]     No [   ]

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except for share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$252,457	$220,817
Restricted cash	14,107	14,059
Accounts receivable, net of allowance for doubtful accounts of $10,426 and $13,160, respectively	13,952	13,516
Inventories	4,624	5,031
Prepaid expenses and other	15,918	12,152

Total current assets	301,058	265,575

Property and equipment, net	478,654	482,379
Goodwill, net	254,413	254,413
Other, net	58,269	54,892

	$1,092,394	$1,057,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$7,215	$9,823
Accounts payable	7,471	13,426
Accrued expenses and other	111,734	81,428

Total current liabilities	126,420	104,677

Long-term liabilities
Long-term debt, less current maturities	729,750	729,698
Other long-term liabilities	9,702	10,699

Total long-term liabilities	739,452	740,397

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,145 shares outstanding	—	—
Additional paid-in capital	59,808	59,808
Retained earnings	219,499	205,162

	279,307	264,970
Treasury stock, at cost, 1,855 shares	(52,785)	(52,785)

Total stockholders’ equity	226,522	212,185

	$1,092,394	$1,057,259

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(unaudited)
(in thousands)

	2002	2001

Revenues
Casino	$207,933	$259,143
Food and beverage	20,530	24,126
Hotel	7,136	7,512
Retail and other	4,764	5,374

	240,363	296,155
Promotional allowances and other	(28,545)	(32,683)

Net revenues	211,818	263,472

Expenses
Casino	110,441	144,899
Food and beverage	5,902	7,725
Hotel	621	796
Retail and other	1,862	1,616
General and administrative	26,319	33,576
Corporate expenses	4,855	6,534
Deferred compensation	3,116	418
Preopening expenses	—	891
Net (gain) loss on disposal of assets	1,294	(59)
Depreciation and amortization	13,893	18,517

Total expenses	168,303	214,913

Operating income	43,515	48,559
Other income (expense)
Interest expense	(17,679)	(24,155)
Interest income	927	483
Other, net	(615)	450

Total other income (expense)	(17,367)	(23,222)

Net income	$26,148	$25,337

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(unaudited)
(in thousands)

	2002	2001

Cash flows from operating activities
Net income	$26,148	$25,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,893	18,517
Net (gain) loss on disposal of assets	1,294	(59)
Amortization of debt discounts, deferred finance charges and other	789	1,119
Provision for doubtful accounts	825	1,491
Deferred compensation	3,116	418
Net change in current assets and current liabilities	(527)	13,234

Net cash provided by operating activities	45,538	60,057

Cash flows from investing activities
Purchases of property and equipment	(10,369)	(13,664)
Proceeds from sale of property and equipment	90	53
Net increase in other assets	(1,011)	(414)

Net cash used in investing activities	(11,290)	(14,025)

Cash flows from financing activities
Proceeds from long-term debt	—	5,000
Repayments on long-term debt	(2,608)	(47,117)
Capital dividends	—	(505)

Net cash used in financing activities	(2,608)	(42,622)

Net change in cash and cash equivalents	31,640	3,410
Cash and cash equivalents, beginning of period	220,817	78,133

Cash and cash equivalents, end of period	$252,457	$81,543

Supplemental cash flow disclosure
Interest paid	$735	$5,652
Accrued capital dividends	$11,811	$12,487

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 — Goodwill and Other Intangible Assets

     On January 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). This pronouncement changed the accounting for goodwill and intangible assets. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

     Included in the first quarter of 2001 in the accompanying Consolidated Condensed Statements of Operations is approximately $3.8 million of amortization on goodwill and intangibles. In addition, the Company has concluded its initial impairment tests required pursuant to SFAS 142 and has determined that no impairment charge is required.

Note 3 — Deferred Compensation

     The Company recorded deferred compensation of $3.1 million and $418,000 for the three months ended March 31, 2002 and 2001, respectively, related to the appreciation of vested stock appreciation rights in the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

Note 4 — Contingencies

     The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Company’s management, the ultimate disposition of such disputes will not have a material impact on the Company’s operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (the “Company”) and its subsidiaries. The discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes thereto.

     This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of such terms such as “may,” “expect,” “anticipate,” “believe,” “continue,” or similar variations or the negative thereof. These forward looking statements are subject to certain risks and uncertainties, such as risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company’s existing and future markets; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which could cause actual results to differ materially.

Results of Operations
Financial Highlights

	Three Months ended March 31,		% Increase/(Decrease)

	2002	2001	2002 vs. 2001

	(dollars in thousands)
Casino revenues
Bossier City	$64,107	$60,913		5%
Tunica	69,503	65,882		5%
Hammond	74,323	66,392		12%
Joliet (a)	—	65,956		(b )

	$207,933	$259,143		-20%

Net revenues
Bossier City	$66,535	$63,029		6%
Tunica	68,677	65,344		5%
Hammond	76,606	67,483		14%
Joliet (a)	—	67,616		(b )

	$211,818	$263,472		-20%

Operating income (loss)
Bossier City (c)	$10,970	$7,970		38%
Tunica (c)	23,493	20,295		16%
Hammond (c)	16,784	8,797		91%
Joliet (a) (c)	—	19,411		(b )
Corporate expenses	(4,855)	(6,534)		-26%
Preopening expenses (d)	—	(891)		(b )
Deferred compensation	(3,116)	(418)		(b )
Other	239	(71)		(b )

	$43,515	$48,559		-10%

Other information
Interest expense, net	$16,752	$23,672		-29%
Net income	$26,148	$25,337		3%
Operating margin (operating income/net revenue)(e)
Bossier City (c)	16%	13%	3	pts.
Tunica (c)	34%	31%	3	pts.
Hammond (c)	22%	13%	9	pts.
Joliet (c)	—%	29%		(b )
Consolidated	21%	18%	3	pts.

(a)	Joliet was sold on July 31, 2001.

(b)	Not meaningful.

(c)	Before corporate allocations and other non-recurring items.

(d)	Includes advertising and production costs of $68,000.

(e)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Three months ended March 31, 2002 and 2001

     Due to the sale of Joliet in July 2001, the Company experienced a consolidated 20% decline in net revenues in the first quarter of 2002 versus 2001. Same-store net revenues at the three remaining properties increased a combined 8% when compared to the March 31, 2001 quarter. Excluding the effects of the January 1, 2002 adoption of Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), as further discussed below, the Company generated first quarter 2002 increases in operating income and operating margins at its Bossier City, Tunica and Hammond properties as a result of net revenue increases.

     With the adoption of SFAS 142, the Company ceased amortization on most intangibles, including goodwill, on January 1, 2002. Such amortization expense totaled approximately $3.8 million in the first quarter 2001. Excluding amortization expense in the prior year period, operating income increased 31%, 15% and 52% in Bossier City, Tunica and Hammond, respectively, in the first quarter of 2002 as compared to the prior year quarter. In addition, operating margins in the first quarter of 2002 were 16%, 34% and 22% for Bossier City, Tunica and Hammond, respectively, as compared to operating margins of 13%, 31% and 16%, respectively, in the 2001 period when calculated on a comparable basis.

     First quarter 2002 operating income in Tunica include approximately $1.9 million in positive adjustments related to favorable resolutions on various tax matters.

     Corporate expenses decreased 26% in the first quarter of 2002, due primarily to (i) the elimination of expense relating to the monthly consulting payments with the former owners of Joliet as a result of the sale, (ii) a reduction in life insurance on a key executive and (iii) a reduction in legal expenses due to completion of the sale of the Joliet property.

     Deferred compensation increased $2.7 million in the first quarter of 2002 due to additional appreciation on vested stock appreciation rights.

     Interest expense decreased 27% in the first quarter of 2002 as compared to the prior year period due to lower outstanding debt balances during the 2002 quarter.

Liquidity and Capital Resources

     As of March 31, 2002, the Company had cash and cash equivalents of $252.5 million. During the first quarter of 2002, cash provided by operating activities was $45.5 million, net cash used in investing activities was $11.3 million and net cash used in financing activities was $2.6 million.

     The first call date on the Company’s 9.375% Senior Subordinated Notes is June 15, 2002. The Company is currently evaluating whether or not to call the bonds on that date. If the Company calls the bonds in June 2002, the cash required, including the call premium, would be approximately $166.5 million. Cash flow from operations, existing cash balances and amounts available on the Credit Facility would be sufficient to cover this expenditure.

     The Company believes that the Company’s cash and cash equivalents, cash from operations and $150.0 million in available borrowing capacity will be adequate to meet the Company’s debt service obligations and capital expenditure commitments for the next twelve months.

Contingencies

     The Company and its subsidiaries, during the normal course of operating its business, become engaged in various litigation and other legal disputes. In the opinion of the Company’s management, the ultimate disposition of such disputes will not have a material impact on the Company’s operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of March 31, 2002 there were no material changes to the information incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.
10.1 (b)	Fourth Amendment to the Hammond Riverboat Gaming Project Development Agreement, dated as of October 26, 2001.
10.2 (b)	Horseshoe Gaming Holding Corp. Executive Supplemental Medical Plan, effective January 1, 2002.
10.3 (b)	First Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.
10.4 (b)	Second Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.
(b)	Included herein.

Reports on Form 8-K filed during the quarter:

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSESHOE GAMING HOLDING CORP. a Delaware corporation

Date: May 7, 2002
	By:	/s/ Kirk C. Saylor

Kirk C. Saylor Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.
10.1 (b)	Fourth Amendment to the Hammond Riverboat Gaming Project Development Agreement, dated as of October 26, 2001.
10.2 (b)	Horseshoe Gaming Holding Corp. Executive Supplemental Medical Plan, effective January 1, 2002.
10.3 (b)	First Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.
10.4 (b)	Second Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.
(b)	Included herein.