Form 10-Q
period 2002-06-30
HORSESHOE GAMING HOLDING CORP
filed 2002-08-14
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X]	QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Yes  X     No ___

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
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 99.1
EXHIBIT 99.2

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2002 and 2001	4

	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)
(in thousands, except for share data)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$90,508	$220,817
Restricted cash	14,152	14,059
Accounts receivable, net of allowance for doubtful accounts of $8,357 and $13,160, respectively	12,660	13,516
Inventories	4,392	5,031
Prepaid expenses and other	9,622	12,152

Total current assets	131,334	265,575

Property and equipment, net	472,312	482,379
Goodwill	254,413	254,413
Other, net	56,054	54,892

	$914,113	$1,057,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,212	$13,426
Accrued expenses and other	84,186	81,428
Current maturities of long-term debt	—	9,823

Total current liabilities	90,398	104,677

Long-term liabilities
Long-term debt, less current maturities	593,675	729,698
Other long-term liabilities	9,074	10,699

Total long-term liabilities	602,749	740,397

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,145 shares outstanding	—	—
Additional paid-in capital	59,808	59,808
Retained earnings	213,943	205,162

	273,751	264,970
Treasury stock, at cost, 1,855 shares	(52,785)	(52,785)

Total stockholders’ equity	220,966	212,185

	$914,113	$1,057,259

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues
Casino	$209,531	$255,942	$417,464	$515,085
Food and beverage	19,717	23,451	40,247	47,577
Hotel	7,321	7,549	14,457	15,061
Retail and other	5,016	5,722	9,780	11,096

	241,585	292,664	481,948	588,819
Promotional allowances and other	(28,141)	(30,643)	(56,686)	(63,326)

Net revenues	213,444	262,021	425,262	525,493

Expenses
Casino	115,257	148,749	225,698	293,648
Food and beverage	6,242	7,338	12,144	15,063
Hotel	601	749	1,222	1,545
Retail and other	2,375	2,046	4,237	3,662
General and administrative	30,468	32,887	56,787	66,463
Corporate expenses	8,545	6,353	13,400	12,887
Deferred compensation	4,645	(1,092)	7,761	(674)
Preopening expense	—	3,173	—	4,064
Net loss on disposal of assets	2,566	529	3,860	470
Depreciation and amortization	13,893	16,330	27,786	34,847

Total expenses	184,592	217,062	352,895	431,975

Operating income	28,852	44,959	72,367	93,518
Other income (expense)
Interest expense	(17,584)	(22,833)	(35,263)	(46,988)
Interest income	872	372	1,799	855
Other, net	—	14	(615)	464

Total other income (expense)	(16,712)	(22,447)	(34,079)	(45,669)

Income before extraordinary loss on early retirement of debt	12,140	22,512	38,288	47,849
Extraordinary loss on early retirement of debt	(9,683)	—	(9,683)	—

Net income	$2,457	$22,512	$28,605	$47,849

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

(unaudited)
(in thousands)

	2002	2001

Cash flows from operating activities
Net income	$28,605	$47,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,786	34,847
Net loss on disposal of assets	3,860	470
Extraordinary loss on early retirement of debt	9,683	—
Amortization of debt discounts, deferred finance charges and other	1,561	2,240
Provision for doubtful accounts	1,609	3,641
Deferred compensation	7,761	(674)
Net change in current assets and current liabilities	(16,667)	(6,490)

Net cash provided by operating activities	64,198	81,883

Cash flows from investing activities
Purchases of property and equipment	(18,488)	(23,017)
Proceeds from sale of property and equipment	205	90
Net increase in other assets	(3,715)	(4,504)

Net cash used in investing activities	(21,998)	(27,431)

Cash flows from financing activities
Proceeds from long-term debt	60,000	30,000
Repayments on long-term debt	(206,031)	(59,711)
Payment of call premium to retire debt	(7,457)	—
Capital dividends	(19,021)	(22,913)

Net cash used in financing activities	(172,509)	(52,624)

Net change in cash and cash equivalents	(130,309)	1,828
Cash and cash equivalents, beginning of period	220,817	78,133

Cash and cash equivalents, end of period	$90,508	$79,961

Supplemental cash flow disclosure
Interest paid	$35,721	$45,034

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 — Goodwill and Other Intangible Assets

     On January 1, 2002 the Company adopted Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 changed the accounting for goodwill and intangible assets. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The Company has concluded its initial impairment tests required pursuant to SFAS 142 and has determined that no impairment charge is required.

     A reconciliation of the Company’s reported net income to pro forma net income to give effect to SFAS 142 for the three and six months ended June 30, 2001, is as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2001	June 30, 2001

Reported net income	$22,512	$47,849
Add back:
Goodwill amortization	2,902	6,535
Indefinite-lived intangibles amortization	—	167

Pro forma net income	$25,414	$54,551

Note 3 — Long-Term Debt

     In June 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of this redemption, the Company recorded an extraordinary loss on early retirement of debt of $9.7 million in the second quarter of 2002 (see Note 5). In addition, the Company repaid approximately $38.0 million in other debt, bearing interest rates ranging from 9% to 12%. The Company used cash on hand plus $60.0 million of its Senior Secured Revolving Credit Facility (“Credit Facility”) to repay these obligations. As of August 12, 2002, the Company had $50.0 million outstanding under its Credit Facility and $100.0 million of availability.

Note 4 — Deferred Compensation

     The Company recorded deferred compensation of $4.6 million and $(1.1) million for the three months ended June 30, 2002 and 2001, respectively, and $7.8 million and $(0.7) million for the six months ended June 30, 2002 and 2001, respectively, related to the appreciation/(depreciation) of vested stock appreciation rights in the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

Note 5 — Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS 146 beginning January 1, 2003. The Company does not believe the adoption will have a significant impact on its results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is in the process of evaluating the impact of SFAS 145 on its financial statements and will adopt the provisions of SFAS 145 in the first quarter of 2003.

     In 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. Companies are required to adopt the provisions of SFAS 143 as of the beginning of the entity’s fiscal year beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and the impact that adoption will have on the Company’s financial position and results of operations.

     Also in 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. SFAS 144, which was adopted by the Company on January 1, 2002, had no impact on the Company’s financial position or results of operations.

Note 6 — Contingencies

     The Company and its subsidiaries are from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and the Company’s subsidiary in Hammond, Indiana (“Horseshoe Hammond or Hammond”) on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and seeks certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, The United States District Court denied Plaintiffs’ request for class certification. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgement And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond, Corporation, and Hammond Development Corporation.” In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgement finding that the First, Second, Third and Fourth Amendments to the Development Agreements are not valid. The Company believes that the suit is without merit and will vigorously defend the validity of the Amendments to the Development Agreement. An adverse ruling could delay Horseshoe Hammond’s ability to expand its facility in Hammond, Indiana.

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of suitability review. The Enforcement Division filed a Report with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. The Report does not make a recommendation to the Gaming Control Board and, in fact, the Enforcement Division noted that the Gaming Control Board has the authority to renew HE’s license without conditions, to renew HE’s license with such conditions as the Gaming Control Board deems appropriate or to deny HE’s application for a license renewal.

     The Gaming Control Board is expected to convene a hearing to act on HE’s license renewal during January 2003. HE believes the Report inaccurately describes certain matters. At that hearing, HE will have an opportunity to present its case for license renewal to the Gaming Control Board and in the process to contest and refute the items in the Report that are critical of HE’s past actions.

Note 7 — Subsequent Events

Indiana Legislative Activities

     Recently passed legislation in the State of Indiana increased the gaming tax by 2.5%, effective July 1, 2002. This legislation also allows casinos the option to convert to dockside gaming in exchange for a graduated tax rate ranging from 15% to 35%. All of the casinos in Indiana, including Horseshoe Hammond, have been approved by the Indiana Gaming Commission to convert to dockside gaming. Hammond began dockside operations on August 1, 2002.

Ownership Transactions

     In July 2002, the Company purchased 0.29% of its outstanding common stock from a current owner for approximately $2.5 million in cash.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (the “Company”) and its subsidiaries. References to Bossier City, Tunica, and Hammond (or Horseshoe Hammond) refer to the Company’s wholly owned subsidiaries in Bossier City, Louisiana; Tunica, Mississippi; and Hammond, Indiana, respectively. In addition, the Company owned and operated a casino in Joliet, Illinois (“Joliet”) until July 31, 2001. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes thereto.

     This Quarterly Report on Form 10-Q contains certain “forward looking statements”, express or implied, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements generally can be identified by phrases such as the Company or its management “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” “foresees,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These forward-looking statements are based on the beliefs of management, as well as assumptions made based on information currently available to management. The reader is cautioned that forward-looking statements involve risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied therein, including, but not limited to risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company’s existing and future markets; expected increases in revenues as a result of dockside gaming in Indiana and whether the revenues will actually offset the increase in taxes; failure to obtain or retain licenses or regulatory approvals; and changes in gaming laws and regulations. Further information on these and other applicable risks are included in the Company’s filings with the Securities and Exchange Commission.

Results of Operations
Financial Highlights

	Three months ended June 30,		% Increase/(Decrease)

	2002	2001	2002 vs. 2001

	(dollars in thousands)
Casino revenues
Bossier City	$66,360	$58,977	13%
Tunica	67,117	61,410	9%
Hammond	76,054	66,912	14%
Joliet (a)	—	68,643	(b )

	$209,531	$255,942	-18%

Net revenues
Bossier City	$68,491	$61,108	12%
Tunica	66,640	62,690	6%
Hammond	78,313	68,289	15%
Joliet (a)	—	69,934	(b )

	$213,444	$262,021	-19%

Operating income (loss)
Bossier City (c)	$11,333	$7,723	47%
Tunica (c)	18,094	16,977	7%
Hammond (c)	12,675	7,703	65%
Joliet (a)(c)	—	21,165	(b )
Corporate expenses	(8,545)	(6,353)	35%
Preopening expense (d)	—	(3,173)	(b )
Deferred compensation	(4,645)	1,092	(b )
Other	(60)	(175)	-66%

	$28,852	$44,959	-36%

Other information
Interest expense, net	$16,712	$22,461	-26%
Extraordinary loss	$9,683	$—	(b )
Net income	$2,457	$22,512	-89%
Operating margin (operating income/net revenue)(e)
Bossier City (c)	17%	13%	4 pts.
Tunica (c)	27%	27%	0 pts.
Hammond (c)	16%	11%	5 pts.
Joliet (c)	—	30%	(b )
Consolidated	14%	17%	-3 pts.

(a)	Joliet was sold on July 31, 2001.

(b)	Not meaningful.

(c)	Before corporate allocations and other non-recurring items.

(d)	Includes advertising and production costs of $1.9 million.

(e)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Three months ended June 30, 2002 and 2001

     Due to the sale of Joliet in July 2001, the Company experienced a consolidated 19% decline in net revenues in the second quarter of 2002 versus 2001. Net revenues at the three remaining properties increased a combined 11% when compared to the June 30, 2001 quarter. Excluding the effects of the January 1, 2002 adoption of Statements of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), as further discussed below, the Company generated second quarter 2002 increases in operating income at its Bossier City, Tunica and Hammond properties.

     With the adoption of SFAS 142, the Company ceased amortization on most intangibles, including goodwill, on January 1, 2002. Such amortization expense totaled approximately $2.9 million in the second quarter of 2001. Excluding amortization expense in the prior year period, operating income increased 39%, 5% and 27% in Bossier City, Tunica and Hammond, respectively, in the second quarter of 2002 as compared to the prior year quarter. In addition, operating margins in the second quarter of 2002 were 17%, 27% and 16% for Bossier City, Tunica and Hammond, respectively, as compared to operating margins of 13%, 27% and 15%, respectively, in the 2001 period when calculated on a comparable basis.

     Net revenue increases in the 2002 quarter were the result of a combination of both volume and hold percentage improvements in Bossier City, Tunica and Hammond, and were the primary source of increases in operating income for the quarter.

     Improved results in Bossier City in the second quarter of 2002 were achieved despite an additional 1% increase in gaming taxes that went into effect on April 1, 2002. Bossier City redirected its marketing efforts in the second quarter of 2002 by putting less emphasis on direct mail and more on advertising, primarily in the Dallas, Texas market. Advertising expense exceeded prior year by approximately $0.6 million in the quarter ended June 30, 2002, while direct mail expense in the quarter ended June 30, 2002 was $0.5 million less than the prior year period. As a result, Bossier City experienced a 22% increase in the number of new or reactivated slot patrons from the Dallas, Texas market in the quarter ended June 30, 2002 as compared to the prior year period.

     Net revenues in Tunica increased approximately 6% in the quarter ended June 30, 2002 as compared to the prior year quarter, yet margins remained flat. Revenue increases associated with the Tyson/Lewis heavyweight championship fight that was held in Memphis, Tennessee in June 2002, fell short of expectations and did not offset the costs incurred. In addition, prior year net revenues include approximately $2.0 million related to a reduction in the amount of promotional costs incurred for player database marketing.

     Hammond continued to show improvements in the quarter ended June 30, 2002 over the prior year quarter. Impacting Hammond’s operating income in the second quarter of 2002 was a $2.5 million charge for assets disposed of during the quarter, primarily related to the write-off of design and option fees on a site upon which the Company no longer plans to utilize.

     Corporate expenses increased 35% in the second quarter of 2002, due primarily to the resolution of a 1999 — 2001 Louisiana franchise tax audit. The Company accrued $2.3 million in franchise tax expense plus interest in the quarter ended June 30, 2002, related to this audit. Positively impacting corporate expenses in the June 2002 quarter was a reduction in life insurance expense on a key executive and a reduction in legal expenses due to the completion of the sale of the Joliet property. In addition, the monthly consulting payments to the former owners of Joliet, amounting to $1.0 million per quarter, were included in corporate expense in the 2001 quarter. Upon the sale of Joliet, the present value of the remaining liability was accrued and charged against the gain on the sale of Joliet, thereby excluding those payments from corporate expense in the 2002 quarter.

     Deferred compensation increased $5.7 million in the second quarter of 2002 due to appreciation on vested stock appreciation rights.

     Interest expense, net decreased 26% in the second quarter of 2002 as compared to the prior year period, primarily due to lower outstanding debt balances during the 2002 quarter.

Results of Operations

Financial Highlights

	Six months ended June 30,		% Increase/(Decrease)

	2002	2001	2002 vs. 2001

	(dollars in thousands)
Casino revenues
Bossier City	$130,467	$119,890	9%
Tunica	136,620	127,292	7%
Hammond	150,377	133,304	13%
Joliet (a)	—	134,599	(b )

	$417,464	$515,085	-19%

Net revenues
Bossier City	$135,026	$124,137	9%
Tunica	135,317	128,034	6%
Hammond	154,919	135,772	14%
Joliet (a)	—	137,550	(b )

	$425,262	$525,493	-19%

Operating income (loss)
Bossier City (c)	$22,303	$15,693	42%
Tunica (c)	41,587	37,272	12%
Hammond (c)	29,459	16,500	79%
Joliet (a)(c)	—	40,576	(b )
Corporate expenses	(13,400)	(12,887)	4%
Preopening expense (d)	—	(4,064)	(b )
Deferred compensation	(7,761)	674	(b )
Other	179	(246)	-173%

	$72,367	$93,518	-23%

Other information
Interest expense, net	$33,464	$46,133	-27%
Extraordinary loss	$9,683	$—	(b )
Net income	$28,605	$47,849	-40%
Operating margin (operating income/net revenue)(e)
Bossier City (c)	17%	13%	4 pts.
Tunica (c)	31%	29%	2 pts.
Hammond (c)	19%	12%	7 pts.
Joliet (c)	—	29%	(b )
Consolidated	17%	18%	-1 pts.

(a)	Joliet was sold on July 31, 2001.

(b)	Not meaningful.

(c)	Before corporate allocations and other non-recurring items.

(d)	Includes advertising and production costs of $2.0 million.

(e)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Six months ended June 30, 2002 and 2001

     The Company experienced a consolidated 19% decline in net revenues in the first six months of 2002 versus 2001 due to the sale of Joliet in July 2001. Net revenues at the three remaining properties increased a combined 10% when compared to the six months ended June 30, 2001. Excluding the effects of the January 1, 2002 adoption of SFAS 142, the Company generated increases in operating income and operating margins at its Bossier City, Tunica and Hammond properties in the first six months of 2002 as compared to the prior year period.

     Excluding the $6.7 million in amortization expense that was recorded in the 2001 period, operating income increased 35%, 10% and 40% in Bossier City, Tunica and Hammond, respectively, in the six months ended June 30, 2002 as compared to the prior year period. In addition, operating margins in the first six months of 2002 were 17%, 31% and 19% for Bossier City, Tunica and Hammond, respectively, as compared to operating margins of 13%, 29% and 16%, respectively, in the 2001 period when calculated on a comparable basis.

     Net revenue increases at the Company’s three remaining properties in the first six months of 2002 were the result of volume increases in both slots and table games, coupled with a higher slot hold percentage. These revenue increases were the primary source of improvements in operating income at the three properties during the first six months of 2002.

     Improved results in Bossier City in the first six months of 2002 were achieved despite an additional 1% increase in gaming taxes that went into effect on April 1, 2002. Due to the redirection of marketing efforts in Bossier City in the first half of 2002, direct mail expense in the six months ended June 30, 2002 was $1.4 million less than the prior year period, while advertising and complimentary expenses exceeded prior year by $1.0 million.

     Operating income in Tunica in the six months ended June 30, 2002 includes approximately $1.9 million in positive adjustments related to favorable resolutions on various tax matters. In addition, prior year net revenues in Tunica include approximately $2.0 million related to a reduction in the amount of promotional costs incurred for player database marketing.

     Hammond has shown significant improvements in the six months ended June 30, 2002 as compared to the same period in 2001, benefiting from the Horseshoe branding efforts that have evolved since the property was acquired in late 1999.

     Corporate expenses increased 4% in the first six months of 2002, due primarily to the resolution of a 1999 — 2001 Louisiana franchise tax audit. The Company accrued $2.3 million in tax franchise expense plus interest in the first six months of 2002, related to this audit. Positively impacting corporate expenses in the 2002 period was a reduction in life insurance expense on a key executive and a reduction in legal expenses due to the completion of the sale of the Joliet property. In addition, the monthly consulting payments to the former owners of Joliet, amounting to $2.0 million for six months, were included in corporate expense in the 2001 period. Upon the sale of Joliet, the present value of the remaining liability was accrued and charged against the gain on the sale of Joliet, thereby excluding those payments from corporate expense in the 2002 period.

     Deferred compensation increased $8.4 million in the first six months of 2002 due to additional appreciation on vested stock appreciation rights.

     Interest expense, net decreased 27% in the six months ended June 30, 2002 as compared to the prior year period, primarily due to lower outstanding debt balances during 2002.

Liquidity and Capital Resources

     As of June 30, 2002, the Company had cash and cash equivalents of $90.5 million. During the six months ended June 30, 2002, cash provided by operating activities was $64.2 million, net cash used in investing activities was $22.0 million and net cash used in financing activities was $172.5 million.

     In June 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of this redemption, the Company recorded an extraordinary loss on early retirement of debt of $9.7 million in the second quarter of 2002. In addition, the Company repaid approximately $38.0 million in other debt, bearing interest rates ranging from 9% to 12%. The Company used cash on hand plus $60.0 million of its Senior Secured Revolving Credit Facility (“Credit Facility”) to repay these obligations. As of August 12, 2002, the Company had $50.0 million outstanding under its Credit Facility.

     Management believes that the Company’s cash and cash equivalents, cash from operations and $100.0 million in available borrowing capacity on its Credit Facility will be adequate to meet the Company’s debt service obligations and capital expenditure commitments for the next twelve months.

Indiana Legislative Activities

     Recently passed legislation in the State of Indiana increased the gaming tax by 2.5%, effective July 1, 2002. This legislation also allows casinos the option to convert to dockside gaming in exchange for a graduated tax rate ranging from 15% to 35%. All of the casinos in Indiana, including Horseshoe Hammond, have been approved by the Indiana Gaming Commission to convert to dockside gaming. Hammond began dockside operations on August 1, 2002.

Ownership Transactions

     In July 2002, the Company purchased 0.29% of its outstanding common stock from a current owner for approximately $2.5 million in cash.

Contingencies

     The Company and its subsidiaries are from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against Horseshoe Hammond and the Company on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and seeks certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, The United States District Court denied Plaintiffs’ request for class certification. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgement And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond, Corporation, and Hammond Development Corporation.” In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgement finding that the First, Second, Third and Fourth Amendments to the Development Agreements are not valid. The Company believes that the suit is without merit and will vigorously defend the validity of the Amendments to the Development Agreement. An adverse ruling could delay Horseshoe Hammond’s ability to expand its facility in Hammond, Indiana.

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of suitability review. The Enforcement Division filed a Report with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. The Report does not make a recommendation to the Gaming Control Board and, in fact, the Enforcement Division noted that the Gaming Control Board has the authority to renew HE’s license without conditions, to renew HE’s license with such conditions as the Gaming Control Board deems appropriate or to deny HE’s application for a license renewal.

     The Gaming Control Board is expected to convene a hearing to act on HE’s license renewal during January 2003. HE believes the Report inaccurately describes certain matters. At that hearing, HE will have an opportunity to present its case for license renewal to the Gaming Control Board and in the process to contest and refute the items in the Report that are critical of HE’s past actions.

Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS 146 beginning January 1, 2003. The Company does not believe the adoption will have a significant impact on its results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is in the process of evaluating the impact of SFAS 145 on its financial statements and will adopt the provisions of SFAS 145 in the first quarter of 2003.

     In 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. Companies are required to adopt the provisions of SFAS 143 as of the beginning of the entity’s fiscal year beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143 and the impact that adoption will have on the Company’s financial position and results of operations.

     Also in 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. SFAS 144, which was adopted by the Company on January 1, 2002, had no impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2002 there were no material changes to the information incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against Horseshoe Hammond and the Company on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and seeks certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, The United States District Court denied Plaintiffs’ request for class certification. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgement And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond, Corporation, and Hammond Development Corporation.” In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgement finding that the First, Second, Third and Fourth Amendments to the Development Agreements are not valid. The Company believes that the suit is without merit and will vigorously defend the validity of the Amendments to the Development Agreement. An adverse ruling could delay Horseshoe Hammond’s ability to expand its facility in Hammond, Indiana.

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of suitability review. The Enforcement Division filed a Report with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. The Report does not make a recommendation to the Gaming Control Board and, in fact, the Enforcement Division noted that the Gaming Control Board has the authority to renew HE’s license without conditions, to renew HE’s license with such conditions as the Gaming Control Board deems appropriate or to deny HE’s application for a license renewal.

     The Gaming Control Board is expected to convene a hearing to act on HE’s license renewal during January 2003. HE believes the Report inaccurately describes certain matters. At that hearing, HE will have an opportunity to present its case for license renewal to the Gaming Control Board and in the process to contest and refute the items in the Report that are critical of HE’s past actions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.

10.1 (b)	Purchase Agreement dated July 1, 2002 between Horseshoe Gaming Holding Corp. and G.A. Robinson, III.

99.1 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(b)	Included herein.

Reports on Form 8-K filed during the quarter:

     On May 31, 2002, a Form 8-K was filed to announce the Company’s dismissal of Arthur Andersen, LLP as its independent public accountants and the engagement of Deloitte & Touche, LLP as its new independent public accountants.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSESHOE GAMING HOLDING CORP. a Delaware corporation

Date: August 13, 2002	By:	/s/ Kirk C. Saylor

Kirk C. Saylor Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.
10.1 (b)	Purchase Agreement dated July 1, 2002 between Horseshoe Gaming Holding Corp. and G.A. Robinson, III.
99.1 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(b)	Included herein.