Form 10-Q
period 2002-09-30
HORSESHOE GAMING HOLDING CORP
filed 2002-11-14
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).

Yes [   ] No [X]

As of November 14, 2002, the registrant had 13,298 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EXHIBIT 10.1
EXHIBIT 99.1
EXHIBIT 99.1

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2002 and 2001	4
	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
Certification – Kirk C. Saylor, Chief Financial Officer		22
Certification – Jack B. Binion, Chief Executive Officer		23

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except for share data)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$88,442	$220,817
Restricted cash	24,717	14,059
Accounts receivable, net of allowance for doubtful accounts of $7,387 and $13,160, respectively	13,123	13,516
Inventories	5,616	5,031
Prepaid expenses and other	8,291	12,152

Total current assets	140,189	265,575

Property and equipment, net	470,105	482,379
Goodwill	252,242	254,413
Other, net	53,796	54,892

	$916,332	$1,057,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,819	$13,426
Accrued expenses and other	101,202	81,428
Current maturities of long-term debt	—	9,823

Total current liabilities	110,021	104,677

Long-term liabilities
Long-term debt, less current maturities	563,724	729,698
Other long-term liabilities	7,355	10,699

Total long-term liabilities	571,079	740,397

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,077 and 23,145 shares outstanding, respectively	—	—
Additional paid-in capital	59,808	59,808
Retained earnings	230,722	205,162

	290,530	264,970
Treasury stock, at cost, 1,923 and 1,855 shares, respectively	(55,298)	(52,785)

Total stockholders’ equity	235,232	212,185

	$916,332	$1,057,259

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues
Casino	$207,905	$216,321	$625,369	$731,406
Food and beverage	19,891	21,460	60,138	69,037
Hotel	7,122	7,621	21,579	22,682
Retail and other	4,663	4,914	14,443	16,010

	239,581	250,316	721,529	839,135
Promotional allowances and other	(27,641)	(30,954)	(84,327)	(94,280)

Net revenues	211,940	219,362	637,202	744,855

Expenses
Casino	117,445	126,882	343,143	420,530
Food and beverage	6,151	6,398	18,295	21,461
Hotel	663	755	1,885	2,300
Retail and other	1,556	1,588	5,793	5,250
General and administrative	28,364	27,302	85,151	93,765
Corporate expenses	5,579	3,821	18,979	16,708
Deferred compensation	325	1,254	8,086	580
Net loss (gain) on disposal of assets	397	(161,425)	4,257	(160,955)
Pre-opening expense	—	—	—	4,064
Depreciation and amortization	14,008	15,329	41,794	50,176

Total expenses	174,488	21,904	527,383	453,879

Operating income	37,452	197,458	109,819	290,976
Other income (expense)
Interest expense	(12,869)	(17,946)	(48,132)	(64,934)
Interest income	216	1,737	2,015	2,592
Other, net	—	(53)	(615)	411

Total other income (expense)	(12,653)	(16,262)	(46,732)	(61,931)

Income before extraordinary loss on early retirement of debt	24,799	181,196	63,087	229,045
Extraordinary loss on early retirement of debt	—	(6,893)	(9,683)	(6,893)

Net income	$24,799	$174,303	$53,404	$222,152

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)
(in thousands)

	2002	2001

Cash flows from operating activities
Net income	$53,404	$222,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,794	50,176
Net loss (gain) on disposal of assets	4,257	(160,955)
Extraordinary loss on early retirement of debt	9,683	6,893
Amortization of debt discounts, deferred finance charges and other	2,240	3,174
Provision for doubtful accounts	2,525	5,550
Deferred compensation	8,086	580
Net change in current assets and current liabilities	(8,823)	3,261

Net cash provided by operating activities	113,166	130,831

Cash flows from investing activities
Purchases of property and equipment	(29,419)	(33,181)
Proceeds from sale of property and equipment	235	212
Net proceeds from sale of Joliet	—	447,533
Indemnification escrow related to Joliet sale	—	(16,293)
Net increase in other assets	(3,315)	(3,028)

Net cash provided by (used in) investing activities	(32,499)	395,243

Cash flows from financing activities
Proceeds from long-term debt	60,000	55,000
Repayments on long-term debt	(236,031)	(351,590)
Call premium to retire debt	(7,457)	—
Purchase of treasury stock	(2,513)	—
Capital dividends	(27,041)	(69,097)
Other	—	(343)

Net cash used in financing activities	(213,042)	(366,030)

Net change in cash and cash equivalents	(132,375)	160,044
Cash and cash equivalents, beginning of period	220,817	78,133

Cash and cash equivalents, end of period	$88,442	$238,177

Supplemental cash flow disclosure
Interest paid	$36,525	$48,993

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 – Goodwill and Other Intangible Assets

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

     A reconciliation of the Company’s reported net income to pro forma net income to give effect to SFAS 142 for the three and nine months ended September 30, 2001, is as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Reported net income	$174,303	$222,152
Add back:
Goodwill amortization	2,902	9,437
Indefinite-lived intangibles amortization	—	167

Pro forma net income	$177,205	$231,756

     During the third quarter of 2002, in accordance with Emerging Issue Task Force (“EITF”) 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination”, the Company reduced goodwill and accrued liabilities by $2.2 million related to the favorable resolution of an estimated tax liability established in connection with the acquisition of Horseshoe Hammond, Inc.

Note 3 – Long-Term Debt

     In June 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of this redemption, the Company recorded an extraordinary loss on early retirement of debt of $9.7 million in the second quarter of 2002 (see Note 6). In addition, also in June 2002, the Company repaid approximately $38.0 million in other debt, bearing interest rates ranging from 9% to 12%. The Company used cash on hand plus $60.0 million of its Senior Secured Revolving Credit Facility (“Credit Facility”) to repay these obligations. As of November 7, 2002, the Company had $17.0 million outstanding under its Credit Facility and $133.0 million of availability.

Note 4 — Deferred Compensation

     The Company recorded deferred compensation of $325,000 and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, and $8.1 million and $580,000 for the nine months ended September 30, 2002 and 2001, respectively, related to the appreciation of vested stock appreciation rights in the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

Note 5 – Sale of Empress Casino Joliet

     On July 31, 2001, the Company sold the stock of Empress Casino Joliet Corporation (“Joliet”), a wholly owned subsidiary of the Company, to Argosy Gaming Company for $465.0 million in cash. The net proceeds from the sale were $447.5 million. An additional $38.4 million in tax distributions related to the sale were made in the third quarter of 2001. A gain of $162.5 million related to the sale of Joliet is included in the net loss (gain) on disposal of assets for the three and nine months ended September 30, 2001 in the accompanying consolidated condensed statements of operations.

     In connection with the sale of Joliet, the Company deposited $16.3 million of the net proceeds into escrow to cover potential future indemnifications related to the Joliet facility. Of this amount, $2.3 million was disbursed in October 2001. As of September 30, 2002, the escrow balance of $14.2 million is included in restricted cash in the accompanying consolidated condensed balance sheets.

     Included in the accompanying consolidated condensed statements of operations are net revenues from Joliet of $24.0 million and $161.6 million for the three and nine months ended September 30, 2001, respectively. Joliet also contributed $6.8 million and $47.4 million of operating income before corporate allocations and other non-recurring items for the three months and nine months ended September 30, 2001, respectively.

Note 6 – Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS 146 beginning January 1, 2003. The Company does not believe the adoption will have a significant impact on its results of operations or financial position.

Note 6 – Recently Issued Accounting Pronouncements (continued)

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is in the process of evaluating the impact of SFAS 145 on its financial statements and will adopt the provisions of SFAS 145 in the first quarter of 2003.

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

Note 7 — Contingencies

     The Company and its subsidiaries are, from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and the Company’s subsidiary in Hammond, Indiana (“Horseshoe Hammond” or “Hammond”) on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and sought certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, the United States District Court denied Plaintiffs’ request for class certification and on October 18, 2002, plaintiff’s counsel amended the suit to add 19 additional plaintiffs. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

Note 7 – Contingencies (continued)

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgement And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond, Corporation, and Hammond Development Corporation.” In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgement finding that the First, Second, Third and Fourth Amendments to the Development Agreement are not valid. The Company believes that the suit is without merit and will vigorously defend the validity of the Amendments to the Development Agreement. An adverse ruling could delay Horseshoe Hammond’s ability to expand its facility in Hammond, Indiana or could cause Hammond to modify its expansion plans as contemplated in the Fourth Amendment to the Development Agreement.

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of suitability review. The Enforcement Division filed a Report with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. The Report does not make a recommendation to the Gaming Control Board and, in fact, the Enforcement Division noted that the Gaming Control Board has the authority to renew HE’s license without conditions, to renew HE’s license with such conditions as the Gaming Control Board deems appropriate or to deny HE’s application for a license renewal. HE believes the Report inaccurately describes certain matters. The Gaming Control Board is expected to convene a hearing to act on HE’s license renewal during January 2003. At that hearing, HE will have an opportunity to present its case for license renewal to the Gaming Control Board and in the process to contest and refute the items in the Report that are critical of HE’s past actions.

     On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment, (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier City as opposed to a per person boarding fee and (iii) certify the suit as a class action on behalf of all citizens and taxpayers of Bossier Parish. The Company believes the suit is without merit and will vigorously defend itself in the action, including the validity of the contract.

     In August 2002, the Louisiana Court of Appeals found that Billy Brooks Hudson, among others, have the right as taxpayers to prosecute a suit against the City of Bossier and others, seeking the same relief sought in the case filed by Wellborn on July 5, 2001. Accordingly, the Louisiana Court of Appeals directed that the trial court reinstate in the 26th Judicial District Court, Bossier Parish Louisiana, the previously dismissed case of Hudson et.al. v. City of Bossier et.al. The Company believes that, like the Wellborn suit, the Hudson suit is without merit and the Company will vigorously defend itself in the action.

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

Results of Operations
Financial Highlights

	Three months ended September 30,		% Increase/(Decrease)

	2002	2001	2002 vs. 2001

	(dollars in thousands)
Casino revenues
Bossier City	$63,609	$64,881	-2%
Tunica	61,736	65,190	-5%
Hammond	82,560	62,675	32%
Joliet (a)	—	23,575	(b )

	$207,905	$216,321	-4%

Net revenues
Bossier City	$65,895	$66,794	-1%
Tunica	61,446	64,281	-4%
Hammond	84,599	64,285	32%
Joliet (a)	—	24,002	(b )

	$211,940	$219,362	-3%

Operating income (loss)
Bossier City (c)	$10,865	$11,526	-6%
Tunica (c)	14,924	16,175	-8%
Hammond (c)	17,487	5,638	210%
Joliet (a) (c)	—	6,829	(b )
Gain on assets held for sale	—	162,485	(b )
Corporate expenses	(5,579)	(3,821)	46%
Deferred compensation	(325)	(1,254)	(b )
Other	80	(120)	167%

	$37,452	$197,458	-81%

Other information
Interest expense, net	$12,653	$16,209	-22%
Extraordinary loss	$—	$6,893	(b )
Net income	$24,799	$174,303	-86%
Operating margin (operating income/net revenue)(d)
Bossier City (c)	16%	17%	-1pts.
Tunica (c)	24%	25%	-1pts.
Hammond (c)	21%	9%	12pts.
Joliet (a)(c)	—	28%	(b)
Consolidated	18%	90%	-72 pts.
Consolidated – excluding gain from sale of Joliet	18%	16%	2pts

(a)	Joliet was sold on July 31, 2001.

(b)	Not meaningful.

(c)	Before corporate allocations and other non-recurring items.

(d)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Three months ended September 30, 2002 and 2001

     A 32% increase in net revenues in Hammond in the third quarter of 2002 as compared to the prior year period, nearly offset the absence of Joliet (which was sold July 31, 2001) revenues during the 2002 quarter and softened the decline experienced in Bossier and Tunica. Excluding Joliet in the 2001 period, consolidated net revenues increased 8% in the quarter ended September 30, 2002 as compared to the prior year period. As a result of the reductions in net revenues experienced in Bossier City and Tunica, operating income decreased as well at those properties, while Hammond’s operating income increased significantly in the third quarter of 2002 as compared to the prior year period.

     With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company ceased amortization on most intangibles, including goodwill, on January 1, 2002. Such amortization expense totaled approximately $2.9 million in the third quarter of 2001. Excluding amortization expense in the prior year period, operating income decreased 9% in both Bossier City and Tunica, and increased 121% in Hammond in the third quarter of 2002 as compared to the prior year quarter. In addition, operating margins in the third quarter of 2002 were 16%, 24% and 21% for Bossier City, Tunica and Hammond, respectively, as compared to operating margins of 18%, 25% and 12%, respectively, in the 2001 period when calculated on a comparable basis.

     Casino revenues in Bossier City decreased 2% in the third quarter of 2002 primarily as the result of a reduction in slot volumes. This is consistent with the decrease that the Shreveport/Bossier City market experienced in the same period. Margins in Bossier City were negatively impacted in the 2002 quarter by a 1% increase in gaming tax. The gaming tax rate in Louisiana increased from 19.5% to 20.5% in April 2002 and is scheduled to increase to 21.5% in April 2003. No further increases in tax rates are currently scheduled to occur after April 2003.

     Operating margins in Tunica in the third quarter of 2002 decreased to 24% as compared to 25% in the prior year period. In addition, net revenue decreased 4% and operating income decreased 8% between the two periods. Revenue decreases in the third quarter of 2002 are the result of an 8% decrease in coin-in during the 2002 quarter as compared to the prior year quarter. The 2001 period also included costs associated with an enhanced direct mail program that did not meet expectations.

     Revenue increases in Hammond in the third quarter of 2002 were aided by the August 1, 2002 transition to dockside gaming. With the conversion to dockside, Hammond will now be assessed a graduated state gaming tax ranging from 15% to 35%. In addition, the calculation of the admission tax was modified to count patrons on a per entry basis as opposed to a per cruise basis. Beginning August 1, 2002, the Company calculated its effective tax rate based on estimated taxes to be paid by year-end. Beginning January 1, 2003, with a full year on the graduated tax scale, the Company estimates that its gaming tax will increase from current levels by approximately six percentage points.

     The Company recorded a gain of $162.5 million in the quarter ended September 30, 2001 as a result of the sale of Joliet to Argosy Gaming Company.

     Corporate expenses increased 46% in the third quarter of 2002, due primarily to a prior year allocation of Joliet related corporate expenses to the gain on sale of Joliet.

     Interest expense, net decreased 22% in the third quarter of 2002 as compared to the prior year period, primarily due to lower outstanding debt balances during the 2002 quarter.

Results of Operations
Financial Highlights

	Nine months ended September 30,		% Increase/(Decrease)

	2002	2001	2002 vs. 2001

	(dollars in thousands)
Casino revenues
Bossier City	$194,076	$184,771	5%
Tunica	198,356	192,482	3%
Hammond	232,937	195,979	19%
Joliet (a)	—	158,174	(b )

	$625,369	$731,406	-14%

Net revenues
Bossier City	$200,921	$190,931	5%
Tunica	196,763	192,315	2%
Hammond	239,518	200,057	20%
Joliet (a)	—	161,552	(b )

	$637,202	$744,855	-14%

Operating income (loss)
Bossier City (c)	$33,168	$27,219	22%
Tunica (c)	56,511	53,447	6%
Hammond (c)	46,946	22,138	112%
Joliet (a) (c)	—	47,405	(b )
Gain on assets held for sale	—	162,485	(b )
Corporate expenses	(18,979)	(16,708)	14%
Preopening expense (d)	—	(4,064)	(b )
Deferred compensation	(8,086)	(580)	(b )
Other	259	(366)	171%

	$109,819	$290,976	-62%

Other information
Interest expense, net	$46,117	$62,342	-26%
Extraordinary loss	$9,683	$6,893	(b )
Net income	$53,404	$222,152	-76%
Operating margin (operating income/net revenue)(e)
Bossier City (c)	17%	14%	3pts.
Tunica (c)	29%	28%	1pts.
Hammond (c)	20%	11%	9pts.
Joliet (a)(c)	—	29%	(b )
Consolidated	17%	39%	-22pts.
Consolidated – excluding gain from sale of Joliet	17%	17%	0pts.

(a)	Joliet was sold on July 31, 2001.

(b)	Not meaningful.

(c)	Before corporate allocations and other non-recurring items.

(d)	Includes advertising and production costs of $2.0 million.

(e)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Nine months ended September 30, 2002 and 2001

     The Company experienced a consolidated 14% decline in net revenues in the first nine months of 2002 versus 2001 due to the sale of Joliet in July 2001. Net revenues at the three remaining properties increased a combined 9% when compared to the nine months ended September 30, 2001. Excluding the effects of the January 1, 2002 adoption of SFAS 142 related to the amortization of goodwill and intangibles, the Company generated increases in operating income and operating margins at its Bossier City, Tunica and Hammond properties in the first nine months of 2002 as compared to the prior year period.

     Excluding the $9.6 million in amortization expense that was recorded in the 2001 period, operating income increased 17%, 4% and 62% in Bossier City, Tunica and Hammond, respectively, in the nine months ended September 30, 2002 as compared to the prior year period. In addition, operating margins in the first nine months of 2002 were 17%, 29% and 20% for Bossier City, Tunica and Hammond, respectively, as compared to operating margins of 15%, 28% and 14%, respectively, in the 2001 period when calculated on a comparable basis.

     Improved results in Bossier City in the first nine months of 2002 were achieved despite the 1% increase in gaming taxes that went into effect on April 1, 2002. Revenue increases in the 2002 period were achieved through both volume and hold increases in both slots and table games.

     Slot volume in Tunica decreased 2% in the nine months ended September 30, 2002, as compared to the 2001 period. This volume decrease can be directly attributed to the quarter ended September 30, 2002. Overall, Tunica’s year-to-date net revenues increased 2% over the 2001 period. This increase was primarily due to an increased hold percentage in slots as compared to the 2001 period. In addition, operating income in Tunica for the nine months ended September 30, 2002 includes approximately $1.9 million in positive adjustments related to favorable resolutions on various tax matters. Also, prior year net revenues in Tunica include approximately $2.0 million related to a reduction in the amount of promotional costs incurred for player database marketing.

     Hammond has shown significant improvements in the nine months ended September 30, 2002 as compared to the same period in 2001, benefiting from the Horseshoe branding efforts that have evolved since the property was acquired in late 1999. See also the impact of dockside gaming as previously discussed in the results of operations for the three months ended September 30, 2002 and 2001.

     Corporate expenses increased 14% in the first nine months of 2002, due primarily to the resolution of a 1999 – 2001 Louisiana franchise tax audit. The Company paid approximately $2.3 million in franchise tax plus interest, in the first nine months of 2002, related to this audit. Positively impacting corporate expenses in the 2002 period was a reduction in life insurance expense on a key executive. In addition, seven months of the monthly consulting payments to the former owners of Joliet, amounting to $2.3 million, was included in corporate expense in the 2001 period. Upon the sale of Joliet, the present value of the remaining liability was accrued and charged against the gain on the sale of Joliet, thereby excluding those payments from corporate expense in the 2002 period.

     Deferred compensation increased $7.5 million in the first nine months of 2002 due to additional appreciation on vested stock appreciation rights.

     Interest expense, net decreased 26% in the nine months ended September 30, 2002 as compared to the prior year period, primarily due to lower outstanding debt balances during 2002.

Liquidity and Capital Resources

     As of September 30, 2002, the Company had cash and cash equivalents of $88.4 million. During the nine months ended September 30, 2002, cash provided by operating activities was $113.2 million, net cash used in investing activities was $32.5 million and net cash used in financing activities was $213.0 million.

     In June 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of this redemption, the Company recorded an extraordinary loss on early retirement of debt of $9.7 million in the second quarter of 2002. In addition, also in June 2002, the Company repaid approximately $38.0 million in other debt in June 2002, bearing interest rates ranging from 9% to 12%. The Company used cash on hand plus $60.0 million of its Senior Secured Revolving Credit Facility (“Credit Facility”) to repay these obligations. As of November 7, 2002, the Company had $17 million outstanding under its Credit Facility.

     Management believes that the Company’s cash and cash equivalents, cash from operations and $133.0 million in available borrowing capacity on its Credit Facility will be adequate to meet the Company’s debt service obligations and capital expenditure commitments for the next twelve months.

Ownership Transactions

     In July 2002, the Company purchased 0.29% of its outstanding common stock from a current owner for approximately $2.5 million in cash.

Goodwill

     During the third quarter of 2002, in accordance with EITF 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination”, the Company reduced goodwill and accrued liabilities by $2.2 million related to the favorable resolution of an estimated tax liability established in connection with the acquisition of Horseshoe Hammond, Inc.

Contingencies

     The Company and its subsidiaries are, from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed below, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and the Company’s subsidiary in Hammond, Indiana (“Horseshoe Hammond” or “Hammond”) on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and sought certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, the United States District Court denied Plaintiffs’ request for class certification and on October 18, 2002, plaintiff’s counsel amended the suit to add 19 additional plaintiffs. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

Contingencies (continued)

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgement And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond, Corporation, and Hammond Development Corporation.” In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgement finding that the First, Second, Third and Fourth Amendments to the Development Agreement are not valid. The Company believes that the suit is without merit and will vigorously defend the validity of the Amendments to the Development Agreement. An adverse ruling could delay Horseshoe Hammond’s ability to expand its facility in Hammond, Indiana or could cause Hammond to modify its expansion plans as contemplated in the Fourth Amendment to the Development Agreement.

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of suitability review. The Enforcement Division filed a Report with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. The Report does not make a recommendation to the Gaming Control Board and, in fact, the Enforcement Division noted that the Gaming Control Board has the authority to renew HE’s license without conditions, to renew HE’s license with such conditions as the Gaming Control Board deems appropriate or to deny HE’s application for a license renewal. HE believes the Report inaccurately describes certain matters. The Gaming Control Board is expected to convene a hearing to act on HE’s license renewal during January 2003. At that hearing, HE will have an opportunity to present its case for license renewal to the Gaming Control Board and in the process to contest and refute the items in the Report that are critical of HE’s past actions.

     On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment, (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier City as opposed to a per person boarding fee and (iii) certify the suit as a class action on behalf of all citizens and taxpayers of Bossier Parish. The Company believes the suit is without merit and will vigorously defend itself in the action, including the validity of the contract.

     In August 2002, the Louisiana Court of Appeals found that Billy Brooks Hudson, among others, have the right as taxpayers to prosecute a suit against the City of Bossier and others, seeking the same relief sought in the case filed by Wellborn on July 5, 2001. Accordingly, the Louisiana Court of Appeals directed that the trial court reinstate in the 26th Judicial District Court, Bossier Parish Louisiana, the previously dismissed case of Hudson et.al. v. City of Bossier et.al. The Company believes that, like the Wellborn suit, the Hudson suit is without merit and the Company will vigorously defend itself in the action.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of September 30, 2002 there were no material changes to the information incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and the Company’s subsidiary in Hammond, Indiana (“Horseshoe Hammond” or “Hammond”) on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and sought certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, the United States District Court denied Plaintiffs’ request for class certification and on October 18, 2002, plaintiff’s counsel amended the suit to add 19 additional plaintiffs. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgement And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond, Corporation, and Hammond Development Corporation.” In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgement finding that the First, Second, Third and Fourth Amendments to the Development Agreement are not valid. The Company believes that the suit is without merit and will vigorously defend the validity of the Amendments to the Development Agreement. An adverse ruling could delay Horseshoe Hammond’s ability to expand its facility in Hammond, Indiana or could cause Hammond to modify its expansion plans as contemplated in the Fourth Amendment to the Development Agreement.

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of suitability review. The Enforcement Division filed a Report with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. The Report does not make a recommendation to the Gaming Control Board and, in fact, the Enforcement Division noted that the Gaming Control Board has the authority to renew HE’s license without conditions, to renew HE’s license with such conditions as the Gaming Control Board deems appropriate or to deny HE’s application for a license renewal. HE believes the Report inaccurately describes certain matters. The Gaming Control Board is expected to convene a hearing to act on HE’s license renewal during January 2003. At that hearing, HE will have an opportunity to present its case for license renewal to the Gaming Control Board and in the process to contest and refute the items in the Report that are critical of HE’s past actions.

Item 1. LEGAL PROCEEDINGS (continued)

     On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment, (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier City as opposed to a per person boarding fee and (iii) certify the suit as a class action on behalf of all citizens and taxpayers of Bossier Parish. The Company believes the suit is without merit and will vigorously defend itself in the action, including the validity of the contract.

     In August 2002, the Louisiana Court of Appeals found that Billy Brooks Hudson, among others, have the right as taxpayers to prosecute a suit against the City of Bossier and others, seeking the same relief sought in the case filed by Wellborn on July 5, 2001. Accordingly, the Louisiana Court of Appeals directed that the trial court reinstate in the 26th Judicial District Court, Bossier Parish Louisiana, the previously dismissed case of Hudson et.al. v. City of Bossier et.al. The Company believes that, like the Wellborn suit, the Hudson suit is without merit and the Company will vigorously defend itself in the action.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.
10.1 (b)	First Amendment to Purchase Agreement dated July 1, 2002, by and between Horseshoe Gaming Holding Corp. and G.A. Robinson, III.
99.1 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(b)	Included herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSESHOE GAMING HOLDING CORP. a Delaware corporation

Date: November 14, 2002	By:	/s/ Kirk C. Saylor

Kirk C. Saylor Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

     I, Kirk C. Saylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Horseshoe Gaming Holding Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Kirk C. Saylor

Kirk C. Saylor Chief Financial Officer

CERTIFICATION

     I, Jack B. Binion, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Horseshoe Gaming Holding Corp.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Jack B. Binion

Jack B. Binion Chief Executive Officer