Form 10-K
period 2002-12-31
HORSESHOE GAMING HOLDING CORP
filed 2003-03-24
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________ Commission file number 333-0214

HORSESHOE GAMING HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0425131 (I.R.S. Employer Identification No.)

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

YES ☒                      NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐                      NO ☒

     The aggregate market value of the equity of Horseshoe Gaming Holding Corp. held by non-affiliates of Horseshoe Gaming Holding Corp. is inapplicable as the equity of Horseshoe Gaming Holding Corp. is privately held.

     As of March 14, 2003, the Registrant had 13,298 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

HORSESHOE GAMING HOLDING CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2002

PART I

Item 1. Business.

General

     Horseshoe Gaming Holding Corp. (the “Company”) is a leading multi-jurisdictional gaming company which owns and operates, through its wholly owned subsidiaries, casinos under the “Horseshoe” brand. These include the Horseshoe Bossier City Casino (“Horseshoe Bossier City”, “Bossier” or “Bossier City”) in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino (“Horseshoe Tunica” or “Tunica”) in Tunica County, Mississippi which commenced operations on February 13, 1995 and the Horseshoe Casino Hammond (“Horseshoe Hammond” or “Hammond”) in Hammond, Indiana. Gaming operations in Bossier City are conducted on a riverboat that is not required to cruise. Gaming operations in Tunica are conducted on a permanently moored barge, and Hammond’s gaming operations are conducted on a catamaran vessel that is not required to cruise. Hammond, along with Empress Casino Joliet (“Empress Joliet” or “Joliet”) in Joliet, Illinois, were acquired from Empress Entertainment, Inc. on December 1, 1999. Hammond commenced operations on June 28, 1996. On July 31, 2001, the Company sold Joliet pursuant to the settlement agreement discussed below. The Company was incorporated in Delaware on April 15, 1999 and prior to such date operated under predecessor companies. The Company’s headquarters is currently located at 18454 S. West Creek Drive, Tinley Park, IL 60477, telephone (708) 429-8300. The Company recently announced its intention to relocate its headquarters to Las Vegas, Nevada during the third quarter of 2003. Additional information on the Company can be found on its website at www.Horseshoe.com.

     In October 1998, the Louisiana Gaming Control Board extended the casino gaming license renewal of Horseshoe Bossier City, subject to a suitability review. In May 2002, the Office of the Louisiana State Police Casino Gaming Division issued its report regarding suitability. On March 18, 2003, the Louisiana Gaming Control Board approved a stipulation concerning the suitability of Bossier and renewed the Bossier casino gaming license through the original renewal period. The Bossier casino gaming license will be up for renewal in November 2004 for an additional five-year period.

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

     The Tunica casino gaming license is due to be renewed by the Mississippi Gaming Commission for an additional three-year term in the fourth quarter of 2003 and the Hammond casino gaming license is due to be renewed for an additional one-year term by the Indiana Gaming Commission in the second quarter of 2003.

     Operating data for the three most recent fiscal years is set forth in Item 15, pages F-1 through F-25 of this report. For a discussion of those results, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation included herein on pages 25 through 34.

     This Annual Report on Form 10-K contains certain “forward looking statements”, express or implied, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements generally can be identified by phrases such as the Company or its management “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” “foresees,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These forward-looking statements are based on the beliefs of management, as well as assumptions made based on information currently available to management. The reader is cautioned that forward-looking statements involve risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied therein, including, but not limited to, risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company’s existing and future markets; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations; and acts of war or terrorism.

Bossier City Operations

Market

     The Bossier City/Shreveport market is the largest gaming market in the State of Louisiana. While approximately 350,000 people are full-time residents of Bossier City/Shreveport, approximately 19.6 million people reside within 250 miles of the Company’s Bossier City casino (approximately four hours driving distance). The Bossier City/Shreveport market attracts a significant amount of its gaming clientele from the Dallas/Fort Worth area of Texas.

Horseshoe Bossier City

     The Horseshoe Bossier City is located along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino is located on a riverboat, which has approximately 83,000 square feet spread out over four-decks with approximately 30,000 square feet of gaming space, including approximately 1,600 gaming devices and 50 table games. The casino operation is complemented by an approximately 62,000 square foot dockside pavilion with three restaurants, a buffet, a 25-story hotel with 606 deluxe rooms, meeting facilities, a health club and other luxury hotel amenities and a 1,770 car parking garage. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access and escalators serving each of the gaming decks. In addition, Horseshoe Bossier City features an entertainment facility that provides seating for 1,300 guests.

Competition

     The Horseshoe Bossier City competes directly with four other riverboat casinos in Shreveport and Bossier City. These five riverboats together currently comprise the Bossier City/Shreveport market. The five casinos operating in the Bossier City/Shreveport market generated $823.0 million in gaming revenues in 2002, a 2% increase from 2001. In 2002, Horseshoe Bossier City represented 24% of gaming positions in the Bossier City/Shreveport market, representing 31% of the market’s gaming revenues.

     The Bossier City/Shreveport casinos primarily draw from the Dallas/Ft. Worth market and share the Houston area market with four existing riverboats located in Lake Charles, Louisiana. A land-based casino owned by the Coushatta Indian Tribe and a horse racing facility containing 1,500 slot machines located near Lake Charles, Louisiana, and two riverboats in Baton Rouge, Louisiana also compete with the Horseshoe Bossier City.

     An additional 900 slot machines at a horse racing facility located within 10 miles of Horseshoe Bossier City is expected to open in mid-2003. By mid-2004, that facility is expected to expand to a total of 1,500 slot machines. Additionally, the fifteenth and final Louisiana gaming license has been granted to a company planning to locate a riverboat casino in Lake Charles, Louisiana. That casino complex is expected to open in late 2004. The additional competitor at the horseracing facility and the newly approved riverboat in Lake Charles, Louisiana may have a material adverse impact on the operations of Horseshoe Bossier City.

     Various Native American tribes have claimed the right to conduct land based gaming in various locations in Louisiana. Recently, the Jena Band of Choctaw Indians sought authority to take land into trust to operate a casino within 75 miles of Horseshoe Bossier City. If the Jena Band of Choctaw Indians is allowed to operate its proposed casino, or if other Native American tribes are allowed to operate casinos in the area, competition would increase, which could have a materially adverse effect on our operations. If Texas or Arkansas were to approve gaming, competition would increase, which may have a material adverse effect on the operations of Horseshoe Bossier City.

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

Horseshoe Tunica

     Horseshoe Tunica is located in Tunica County, Mississippi. The casino operation is located on a barge of approximately 560,000 square feet. The gaming area comprises approximately 63,000 square feet and contains approximately 2,100 slot machines, 75 table games and 12 poker tables. The casino facility includes three specialty restaurants, a 650 seat buffet, a deli, bars, retail outlets, a 14-story hotel tower with 507 rooms, a health club, meeting room facilities, an 1,100 space, four-level parking garage, and an entertainment facility that provides seating for 1,200 guests.

Competition

     Horseshoe Tunica competes with eight other casinos in the competitive Tunica County, Mississippi market. The ten casinos operating in the Mississippi North River Region, as published by the Mississippi Gaming Commission, generated $1.2 billion in gaming revenues in 2002, a 1% increase from 2001. In 2002, the Horseshoe Tunica casino represented 13% of gaming position capacity in the market, representing 21% of the market’s gaming revenues.

     Additional entrants into the market or the expansion of existing competitors could have a material adverse effect on the operations of Horseshoe Tunica.

     On November 5, 2002 a referendum passed in Tennessee allowing the legislature to establish a state lottery. Such a lottery could possibly affect local market conditions causing a material adverse effect on the operations of Horseshoe Tunica.

     In 1996, the Mississippi county closest to Memphis (DeSoto County) voted against permitting legalized gaming to be conducted aboard vessels located in DeSoto County. Legislation passed in 1997 precludes DeSoto County from holding a subsequent election on the issue until at least October 2004. If gaming were approved in DeSoto County or in Arkansas or Tennessee, numerous additional sites closer to Memphis would be available for gaming. Thus, while Tunica County is currently the closest legalized gaming jurisdiction to the Memphis metropolitan area, there is no assurance that this situation will not change in the future. If DeSoto County, Arkansas or Tennessee were to approve gaming, competition would increase, which could have a material adverse effect on the operations of Horseshoe Tunica.

Chicago Operations

Market

     The Chicago market, which encompasses portions of both Illinois and Indiana, consists of approximately 8.9 million people within a radius of 50 miles from downtown Chicago. The Illinois Riverboat Act authorizes ten owner’s licenses for riverboat gaming operations, all of which have been issued, and four of which serve the Chicago metropolitan area. Current Indiana gaming legislation authorizes a total of five licenses to operate riverboat casinos in northern Indiana on Lake Michigan, all of which have been issued to casinos that are currently operating, including Horseshoe Hammond.

     In February 2002, Hammond and the City of Hammond (the “City”) executed the Fourth Amendment to the Hammond Riverboat Development Agreement (“Fourth Amendment”). Pursuant to the Fourth Amendment, the City agreed to allow the expansion of the Hammond facility, to include certain amenities including, but not limited to, a hotel and an additional parking facility. These new amenities may be located in several areas adjacent to the existing operation on real estate that is owned or controlled by the City and other local governmental agencies (collectively the “Lessors”). The Lessors agreed to lease such real estate to Hammond for a period of approximately 69 years (“Expansion Lease”). The Fourth Amendment also provided Hammond with a ten year option to lease additional real estate in the Hammond marina for a term equal to the balance of the Expansion Lease (“Option”).

     The cost of the Expansion Lease, the Option and the lease rental rate for the parcels covered by the Expansion Lease and the Option is $14.0 million plus one dollar per year. Hammond paid the $14.0 million to the Lessors in two installments during the fourth quarter of 2001 and the first quarter of 2002 and at the same time, exercised a portion of its lease option. This payment is being charged to rent expense and amortized over the remaining term of the lease. In addition, Hammond is required to pay a security deposit to the Lessors of $3.25 million. The Fourth Amendment also requires that Hammond relocate the existing public boat launch ramp to a permanent location. The relocation of the boat launch ramp is estimated to be completed in the second quarter of 2003.

Horseshoe Hammond

     Horseshoe Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Horseshoe Hammond is leased from the City of Hammond and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 42,500 square feet of gaming space and contains approximately 1,600 slot machines and 50 table games. The pavilion features a steakhouse, buffet, deli, coffee shop, retail shops, a 150-seat banquet room and two lounges. The facility also includes a 1,150 car parking garage.

Competition

     Horseshoe Hammond primarily competes with eight casinos, four of which are located on Lake Michigan in Indiana and four of which are located in Illinois. The nine casinos operating in the Chicago market generated $2.3 billion in gaming revenues in 2002, a 6% increase from 2001. In 2002, Horseshoe Hammond represented 12% of the gaming positions in the Chicago market, representing 14% of the market’s gaming revenues.

     In May 1999, the Illinois legislature enacted amendments to the Illinois Riverboat Gambling Act, which could result in one of the ten state-authorized licenses for Illinois being relocated to an area closer to Hammond. Illinois politicians have proposed increasing the number of allowed casinos or the number of allowed gaming positions at existing casinos. Either such increase, or the relocation of the tenth state authorized casino to an area closer to Hammond would cause an increase in competition, which may have a material adverse effect on Horseshoe Hammond.

     Several states surrounding Illinois and Indiana have authorized gaming activities and other states may authorize such gaming activities in the future. To date, riverboat and/or dockside gaming has also been approved in nearby states such as Iowa and Missouri. Additionally, three land-based casinos operate in Detroit, Michigan.

     Horseshoe Hammond competes, and expects to compete, with various gaming operations on Native American land, including those located, or to be located, in Michigan, Wisconsin and possibly northern Indiana. The Pokagon Band of the Potawatomi Indians is planning to build a land-based casino in New Buffalo, Michigan located in southwest Michigan, approximately 50 miles from Horseshoe Hammond. In addition, the Saginaw Chippewa Tribe is currently operating one of the largest Native American gaming complexes in the United States in Mt. Pleasant, Michigan, approximately 250 miles northeast of Hammond, Indiana. The opening of land based casinos, which generally have a competitive advantage over riverboat casinos, in close proximity to Horseshoe Hammond could have a material adverse effect on the operations of the casino.

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

Louisiana

     The Company conducts its Louisiana gaming operations through a subsidiary, Horseshoe Entertainment (“HE”), which owns and operates the Horseshoe Casino in Bossier City, Louisiana. The ownership and operation of casino facilities in Louisiana are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Louisiana Gaming Control Board.

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

     In addition, legislation was passed in 1996 authorizing the Bossier Police Jury, the governing body of Bossier Parish, to impose a boarding fee of $0.50 per patron entering riverboat gaming facilities in Bossier Parish. In response to this legislation, Horseshoe Bossier

City and the Isle of Capri Casino in Bossier City commenced litigation against the Bossier Police Jury, asserting that the Bossier Police Jury had previously contracted away their right to impose an additional $0.50 boarding fee. In January 1997, Horseshoe Bossier City separately settled with the Bossier Police Jury, and the lawsuit was dismissed as it relates to Horseshoe Bossier City, but not Isle of Capri Casino, and the Bossier Police Jury. As part of the settlement, Horseshoe Bossier City agreed to pay a 1% tax on its gross casino revenues to Bossier Parish with a minimum annual payment of $1.5 million regardless of actual revenue. Under the terms of the settlement, Horseshoe Bossier City has the right to receive a credit against gross gaming tax for the amount of Bossier Parish property taxes assessed against Horseshoe Bossier City that exceed the total amount of Bossier Parish property taxes paid in 1996 (the base year). Such credit may be taken, up to a maximum of 80% of the tax on casino revenues, and applies during the entire ten-year term of the agreement.

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

     The Louisiana gaming law requires that all riverboat gaming licensees develop and implement comprehensive compulsive and problem gambling programs, and the Louisiana Gaming Control Board has adopted rules for the development and implementation of a uniform compulsive and problem gambling program.

     An initial license to conduct riverboat gaming operations is valid for a term of five years. The Louisiana gaming law provides that a renewal application for each five-year period succeeding the initial five-year term of the operator’s license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application. Horseshoe Entertainment was issued an initial operator’s license by the Louisiana Enforcement Division on November 22, 1993, and HE timely submitted its renewal application to the Louisiana Enforcement Division. On October 20, 1998, the Louisiana Gaming Control Board granted HE’s license renewal subject to suitability review, and on October 19, 1999 the Louisiana Gaming Control Board extended the license renewal subject to suitability review. On March 18, 2003, the Gaming Control Board approved a stipulation finding HE and its owners suitable, and renewed the casino gaming license of HE through November 2004. In the stipulation, HE offered to modify certain procedures regarding procurement and minority procurement reporting among other things. HE also agreed to pay $7.4 million to the State of Louisiana in conjunction with the relicensing.

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

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of February 1, 2003, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Although there are no legislative limitations on the number of gaming licenses which may be issued in Mississippi, competition is limited by the availability of legal, suitable and accessible sites.

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

     At any time, the Mississippi Gaming Commission has the power to investigate and require a finding of suitability of the Company’s record or beneficial stockholders, regardless of the percentage of ownership. Mississippi law requires any person who acquires more than 5% of the voting securities of a publicly traded corporation registered with the Mississippi Gaming Commission to report the acquisition to the Mississippi Gaming Commission, and that person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than 10% of the voting securities of such a company, as reported to the Mississippi Gaming Commission, must apply for a finding of suitability by the Mississippi Gaming Commission. An applicant for finding of suitability must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation. The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of more than 5% of a registered public or private company’s voting securities. However, the regulations may permit institutional investors to own beneficially up to 15% of a registered public or private company’s common stock, and, in limited circumstances, up to 19% of a registered public company’s common stock without a finding of suitability.

     Under certain circumstances, an “institutional investor,” as defined by the regulations, which acquires more than 10% but not more than 15% of a registered public or private company’s voting securities, may apply to the Executive Director of the Mississippi Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered public or private company, any change in the registered public or private company’s corporate charter, bylaws, management, policies or operations of the registered public or private company or any of its gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding the registered public or private company’s voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting, directly or indirectly through the delivery of a proxy furnished by the board of directors, on all matters voted upon by the holders of such voting securities;

•	serving as a member of any committee of creditors or security holders formed in connection with a debt restructuring;

•	nominating any candidate for election or appointment to the board of directors in connection with a debt restructuring;

•	accepting appointment or election as a member of the board of directors in connection with a debt restructuring and serving in that capacity until the conclusion of the member’s term;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

     An institutional investor that has been granted a waiver may beneficially own more than 15%, but not more than 19%, of the voting securities of a registered public company only if such additional ownership above 15% results from the operation of such company’s stock repurchase program, as long as the institutional investor does not purchase or acquire any additional voting securities of the such company and the institutional investor reduces its ownership in such company to 15% or less within one year from the date the institutional investor receives constructive notice that its ownership in such company exceeded 15%.

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

Indiana

     The Company conducts its Indiana gaming operations through a subsidiary, Horseshoe Hammond, Inc., which owns and operates the Horseshoe Casino in Hammond, Indiana. The ownership and operation of casino facilities in Hammond, Indiana are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Indiana Gaming Commission.

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

     Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Indiana Gaming Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed. The Company’s Hammond license was renewed on August 24, 2001, and again on May 13, 2002 and is up for renewal in June 2003. Horseshoe Hammond will undergo a complete reinvestigation in 2004.

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

     A holder of a gaming license is required to post a bond with the Indiana Gaming Commission in an amount that the Indiana Gaming Commission determines will adequately reflect the amount that a local community will expend for infrastructure and other facilities associated with a riverboat operation. A licensee must hold insurance of the type and amount deemed necessary by the Indiana Gaming Commission.

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

     Pursuant to gaming commission policy, gaming may not be conducted for more than 21 hours each day. The Indiana General Assembly amended the Indiana Riverboat Gaming Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Gaming Commission authorized riverboats to commence dockside operations on August 1, 2002. The Company’s Hammond property opted to operate dockside and commenced dockside operations on August 1, 2002.

     Pursuant to legislation, the tax rate was increased from 20% to 22.5% of adjusted gross receipts (“AGR”) during any time an Indiana riverboat opts to conduct excursions. For those riverboats that operate dockside, including the Company’s Hammond property, the following graduated tax rate is applicable: (i) 15% of the first $25 million of AGR; (ii) 20% of AGR in excess of $25 million, but not exceeding $50 million; (iii) 25% of AGR in excess of $50 million, but not exceeding $75 million; (iv) 30% of AGR in excess of $75 million, but not exceeding $150 million; and (v) 35% of AGR in excess of $150 million. AGR is based on the State’s fiscal year (July 1 of one year through June 30 of the following year). The Indiana Act requires the riverboat owner licensee to pay a $3.00 admission tax for each person. A riverboat that opts to continue excursions pays the admission tax on an excursion basis while a riverboat that operates dockside pays the admission tax on a per entry basis. The Indiana Act provides for the suspension or revocation of a license if the wagering and admission tax are not timely submitted. In addition, there are several bills pending in both the Indiana Senate and the House of Representatives which propose to increase the gaming taxes in Indiana.

     Riverboats are assessed, for property tax purposes, as real property and are taxed at rates determined by the State of Indiana. In the state of Indiana, corporations are also subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana Supplemental corporate net income tax. As an S Corporation, the Company is not subject to such taxes.

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

     The Indiana Act places special emphasis upon minority and women’ s business enterprise participation in the riverboat industry. Any person issued a riverboat owner’s license must establish goals of expending at least 10% of the total dollar value of the licensee’s contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee’s contracts for goods and services with women’s business enterprises.

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

     Based on the Company’s review of certain environmental assessments, the Company is aware that there may be soil and groundwater contamination present on some of the real property used by Horseshoe Hammond due to past industrial activities. In connection with the construction of a highway overpass to service Hammond, Hammond paid for the remediation on property owned by the City of Hammond. Hammond also agreed, subject to certain limitations, to indemnify the City of Hammond for the costs of remediation related to any other future cleanup required. The Company does not believe that the contamination discovered during the investigations requires further investigation or cleanup under current environmental laws. It is possible, however, that such laws will become more stringent in the future or that additional contamination on the property will be discovered and will need to be cleaned up. Pursuant to an agreement with the City of Hammond, Hammond could be obligated to undertake any such cleanup and may be required to make material expenditures with respect to such matters.

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

Other Laws and Regulations

     The Company’s casinos operated in Bossier City and Hammond must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each vessel must hold a Certificate of Seaworthiness or must be approved by the American

Bureau of Shipping, or ABS, for stabilization and floatation, and may also be subject to local zoning and building codes. Loss of a riverboat’s Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.

     Each of the Company’s casinos is subject to extensive Federal, state and local regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Employees

     As of March 14, 2003, the Company and its subsidiaries employed 7,780 persons of whom 2,561 are employed at Horseshoe Bossier City, 2,727 are employed at Horseshoe Tunica, 2,408 are employed at Horseshoe Hammond and 84 are employed in our corporate office.

     Management believes the Company and its subsidiaries maintain an excellent relationship with their respective employees and we are not aware of any threatened labor activity affecting its employees. Neither the Company nor any of its subsidiaries have ever experienced a work stoppage due to a labor dispute.

Item 2. Properties.

     The following is a list of the Company’s principal properties as of December 31, 2002. All of the real property and casinos are subject to first priority liens securing the Company’s Senior Subordinated Credit Facility (the “Credit Facility”).

	Casino				Garage
	Space	Hotel			Parking
Property Location	(Sq. Ft.)	Rooms	Acreage		Spaces(1)

Bossier City, LA	30,000	606	44	(2)	1,770
Tunica, MS	63,000	507	45	(3)	1,100
Hammond, IN	42,500	N/A	38	(4)	1,150

(1)	Additional surface parking is also available.
(2)	Horseshoe Bossier City owns 30 acres and leases 14 acres.
(3)	Owned by Horseshoe Tunica.
(4)	Horseshoe Hammond owns 33 acres. Approximately five acres are leased from the City of Hammond, renewable for a term up to 75 years.

     In addition, the Company leases 15,130 square feet of office space in Tinley Park, IL for its corporate headquarters.

Item 3. Legal Proceedings

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and the Company’s subsidiary in Hammond, Indiana (“Horseshoe Hammond” or “Hammond”) on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and sought certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, the United States District Court denied Plaintiffs’ request for class certification and on October 18, 2002, plaintiff’s counsel amended the suit to add 25 additional plaintiffs. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgment And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond, Corporation, and Hammond Development Corporation.” On June 21, 1996, the City of Hammond and Horseshoe Hammond entered into the Hammond Riverboat Gaming Project Development Agreement (“Development Agreement”). Subsequently, the City of Hammond and Horseshoe Hammond entered into the First Amendment to Development Agreement in August of 1999, the Second Amendment to Development Agreement in August of 1999, the Third Amendment to Development Agreement in December of 2000 and the Fourth Amendment to Development Agreement in October of 2001 (collectively referred to herein as the “Development Agreement Amendments”). Through the Development Agreement Amendments, the City of Hammond and Horseshoe Hammond agreed, among other things, to allow Horseshoe Hammond to expand its facilities in exchange for certain payments from Horseshoe Hammond to certain governmental agencies at the City’s direction. In entering into the Development Agreement Amendments, the Mayor of the City of Hammond did not seek approval of the Development Agreement Amendments from the City of Hammond Common Council. In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgment finding the Development Agreement Amendments invalid. During the fourth quarter of 2002, the parties to the suit entered into a stipulation which provided that the resolution of the lawsuit shall not affect the validity or performance of the Development Agreement or the Development Agreement Amendments. The parties further stipulated that the only effect of the lawsuit would be to create a claim by the Common Council for repayment from the recipients of any funds transferred by the Company.

     In 1996, legislation was passed in Louisiana authorizing each parish Police Jury, including the Bossier Police Jury, the governing body of Bossier Parish, to impose a boarding fee of $0.50 per patron entering riverboat gaming facilities in Bossier Parish. In response to this legislation, Horseshoe Bossier City commenced litigation against the Bossier Police Jury, asserting that the Bossier Police Jury had previously contracted away their right to impose an additional $0.50 boarding fee. In January 1997, Horseshoe Bossier City separately settled with the Bossier Police Jury, and the lawsuit was dismissed as it relates to Horseshoe Bossier City and the Bossier Police Jury. As part of the settlement, Horseshoe Bossier City agreed to pay a 1% tax on its gross casino revenues to Bossier Parish with a minimum annual payment of $1.5 million regardless of actual revenue. Subsequently, legislation was passed increasing the maximum amount the Bossier Police Jury could collect to $3.00 per person boarding gaming boats in Bossier City. On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment, (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to

Bossier Parish as opposed to a per person boarding fee and (iii) certify the suit as a class action on behalf of all citizens and taxpayers of Bossier Parish. The Company believes the suit is without merit and will vigorously defend itself in the action, including the validity of the contract.

     In addition, Billy Brooks Hudson, among others, filed a lawsuit seeking the exact same relief sought in the case filed by Wellborn, as described above. The suit brought by Hudson had previously been dismissed. However, in August 2002, the Louisiana Court of Appeals found that Billy Brooks Hudson, among others, have the right as taxpayers to prosecute a suit against the City of Bossier and others, seeking the same relief sought in the case filed by Wellborn on July 5, 2001. Accordingly, the Louisiana Court of Appeals directed that the trial court reinstate in the 26th Judicial District Court, Bossier Parish Louisiana, the previously dismissed case of Hudson et.al. v. City of Bossier et.al. The Company believes that, like the Wellborn suit, the Hudson suit is without merit and the Company will vigorously defend itself in the action.

Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     There is no established public trading market for the equity interests in the Company. As of February 28, 2003, the number of record holders for the Company’s Class A Common Stock was thirty-five and for the Company’s Class B Common Stock was one.

     The Company pays tax distributions in accordance with its debt agreements to enable the holders of equity interests in the Company to pay state and Federal income taxes on their proportionate share of the Company’s income. The amount of tax distributions paid during 2002, 2001 and 2000 were $27.0 million, $69.1 million and $38.0 million, respectively. The Company’s debt agreements contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company’s earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria. No other cash dividends were paid during the three years ended December 31, 2002.

Item 6. Selected Consolidated Financial Data.

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, included elsewhere herein and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from the Company’s audited consolidated financial statements.

	Year ended December 31,

	2002	2001(a)	2000	1999(b)	1998

			(in thousands)
Statement of Operations Data:
Net revenues	$812,566	$933,258	$980,830	$500,316	$442,560
Operating expense:
Casino	434,887	528,827	523,423	247,349	229,157
Non-casino	33,469	37,710	45,442	26,859	26,281
General and administrative	117,574	119,877	127,659	69,558	63,551
Preopening expenses	—	4,064 (c)	—	—	653
Gain on sale of Joliet	—	(165,485)	—	—	—
Net (gain) loss on disposal of assets, excluding Joliet	5,033	1,640	(1,602)	10,424	12,990
Corporate expenses (d)	35,767	22,073	46,283	8,414	12,947
Depreciation and amortization	56,036	66,945	81,468	41,806	33,888

Operating income	129,800	317,607	158,157	95,906	63,093
Interest expense, net	(58,944)	(78,749)	(96,211)	(53,332)	(37,672)
Other, net	(974)	382	(1,232)	(548)	491

Net income before extraordinary loss on early retirement of debt	69,882	239,240	60,714	42,026	25,912
Extraordinary loss on early retirement of debt	(9,683)	(6,893)	—	(9,653)	(787)

Net income	$60,199	$232,347	$60,714	$32,373	$25,125

	As of December 31,

	2002	2001(a)	2000	1999(b)	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$87,373	$220,817	$78,133	$118,276	$84,151
Total assets	901,559	1,057,259	1,204,538	1,409,244	560,448
Long-term debt, including current maturities	556,773	739,521	1,028,221	1,258,948	388,718
Shareholders’/members’ equity	229,511	212,185	52,608	34,594	71,151

(a)	Includes the results of operations of Joliet through July 31, 2001, the date of sale to Argosy Gaming Company.
(b)	Includes the results of operations of Hammond and Joliet since their acquisition on December 1, 1999.
(c)	Includes advertising and production costs of approximately $2.0 million.
(d)	Includes deferred compensation of $10.2 million, ($0.4) million, $8.3 million, $0.5 million and $4.2 million for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (the “Company”) and its subsidiaries. The discussion should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and notes thereto included elsewhere herein. References to 2002, 2001 and 2000 refer to the years ended December 31, 2002, 2001 and 2000, respectively.

Introduction

     The Company is a leading multi-jurisdictional gaming company that owns and operates, through its wholly owned subsidiaries, casinos under the “Horseshoe” brand. These include the Horseshoe Bossier City Casino (“Bossier City”) in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino (“Tunica”) in Robinsonville, Mississippi, which commenced operations on February 13, 1995, and the Horseshoe Casino Hammond (“Hammond”) in Hammond, Indiana. Gaming operations in Bossier City are conducted on a riverboat that is not required to cruise. Gaming operations in Tunica are conducted on a permanently moored barge, and Hammond’s gaming operators are conducted on a catamaran vessel that is not required to cruise. Hammond, along with the Empress Casino Joliet (“Joliet”) in Joliet, Illinois, were acquired from Empress Entertainment, Inc. on December 1, 1999. Hammond commenced operations on June 28, 1996. On July 31, 2001, the Company sold Joliet pursuant to the settlement agreement discussed below.

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

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to a suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of a suitability review. The Enforcement Division filed a report (the “Report”) with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. HE believes the Report inaccurately describes certain matters. On March 18, 2003, the Gaming Control Board approved a stipulation finding HE and its owners suitable and renewed the casino gaming license of HE through November of 2004. In the stipulation, HE offered to modify certain procedures regarding procurement and minority procurement reporting, among other things. HE also agreed to pay $7.4 million to the State of Louisiana in conjunction with the relicensing. This charge is included in general and administrative expense in the Company’s statement of operations for the year ended December 31, 2002.

     Results of operations include the consolidated results of Bossier City, Tunica and Hammond, and Joliet through the date of its sale on July 31, 2001.

Results of Operations

Financial Highlights

	Years ended December 31,			% Increase/(Decrease)

	2002	2001	2000	'02 vs. '01	'01 vs. '00

	(dollars in thousands)
Casino revenues
Bossier City	$255,583	$242,719	$247,934	5%	-2%
Tunica	255,669	254,648	240,643	—	6%
Hammond	316,347	261,414	236,915	21%	10%
Joliet (a)	—	158,174	235,435	(e )	(e )

	$827,599	$916,955	$960,927	-10%	-5%

Net revenues
Bossier City	$255,712	$250,389	$261,130	2%	-4%
Tunica	247,727	253,678	237,232	-2%	7%
Hammond	309,127	267,639	242,165	16%	11%
Joliet (a)	—	161,552	240,303	(e )	(e )

	$812,566	$933,258	$980,830	-13%	-5%

Operating income (loss)
Bossier City (b)	$32,194	$29,881	$45,501	8%	-34%
Tunica (b)	68,024	67,869	68,841	—	-1%
Hammond (b)	63,710	31,850	33,061	100%	-4%
Joliet (b)	—	47,393	54,166	(e )	(e )
Gain on assets held for sale	—	165,485	2,096	(e )	(e )
Corporate expenses	(25,538)	(22,483)	(37,945)	14%	-41%
Preopening expenses (c)	—	(4,064)	—	(e )	(e )
Deferred compensation	(10,229)	410	(8,338)	(e )	(e )
Other	1,639	1,266	775	29%	63%

	$129,800	$317,607	$158,157	-59%	101%

Other information
Interest expense, net	$58,944	$78,749	$96,211	-25%	-18%
Extraordinary loss	$9,683	$6,893	$—	(e )	(e )
Net income	$60,199	$232,347	$60,714	-74%	283%
Operating margin (operating income/net revenue)(d)
Bossier City (b) (c)	13%	12%	17%	1 pt	- 5 pts.
Tunica (b)	27%	27%	29%	0 pts	- 2 pts.
Hammond (b)	21%	12%	14%	9 pts	- 2 pts.
Joliet (b)	—	29%	23%	(e )	6 pts.
Consolidated	16%	34%	16%	-18 pts	18 pts.

(a)	Results for Joliet are through July 31, 2001, the date of sale to Argosy Gaming Company.
(b)	Before corporate allocations, deferred compensation, preopening expenses and gain on assets held for sale.
(c)	Includes advertising and production costs of $2.0 million.
(d)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.
(e)	Not meaningful.

Years Ended December 31, 2002 and 2001

     Consolidated casino revenues decreased 10% in the year ended December 31, 2002 as compared to the prior year, primarily as the result of the sale of Joliet on July 31, 2001. Excluding Joliet, the three remaining properties averaged a 9% increase in gaming revenues, led by Hammond with a 21% increase. The revenue increases experienced in Hammond in the first seven months of 2002 became even more pronounced once dockside gaming was enacted on August 1, 2002. Casino revenues in Bossier City increased 5% in 2002 as compared to 2001 in a market that increased only 2%, while Tunica casino revenues were flat in 2002 compared to 2001 as the Tunica market increased less than 1%.

     With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company ceased amortization on most intangibles including goodwill, on January 1, 2002. Such amortization expense totaled approximately $12.3 million in the year ended December 31, 2001. Excluding amortization expense in the 2001 period, operating income before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale increased 2% and 56% in Bossier City and Hammond, respectively, and decreased 1% in Tunica. In addition, 2002 operating margins before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale were 13%, 27% and 21% in Bossier City, Tunica and Hammond, respectively, as compared to operating margins before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale of 13%, 27% and 15%, respectively, in the 2001 period when calculated on a comparable basis.

     Improved results were achieved in Bossier City despite an additional 1% increase in gaming taxes that went into effect on April 1, 2002. The positive results in Bossier City in 2002 can be partially attributed to the absence of some of the unusual costs that impacted the property in 2001. These include a $1.4 million sales tax assessment on progressive slot machine royalty payments in 2001 and $0.9 million of relicensing costs that were recorded in 2001. Impacting 2002 was the previously discussed $7.4 million charge in 2002 related to Bossier City’s relicensing. The 2002 period also includes a $0.8 million reserve against a note receivable related to the year 2000 sale of its off-site hotel.

     Increases in insurance expense and points expense in Tunica in 2002 were offset by decreases in health care costs, bad debt expense and direct mail costs. Additionally, Tunica results in 2002 include a $1.9 million positive adjustment related to favorable resolutions on various tax matters. Intense competition and limited market growth in the Tunica market make near term growth prospects rather limited in that market.

     After the successful re-branding in 2001, Horseshoe Hammond experienced a record year in 2002. Prior to the initiation of dockside gaming on August 1, 2002, Hammond generated a 14% increase in gaming revenues in the seven months ended July 31, 2002, as compared to the same period in the prior year. The positive momentum continued with the advent of dockside gaming, with the property experiencing a 31% increase in gaming revenues during the five month period from August 1, 2002 through December 31, 2002, as compared to the same period in the prior year. Along with dockside gaming came a substantial increase in gaming taxes, with a maximum rate of 35% on gaming revenues in excess of $150.0 million. This is up from a 20% flat rate prior to July 1, 2002 and a 22.5% rate imposed from July 1, 2002 until the date dockside gaming began. The effective state gaming tax rate for Hammond for the twelve months ended December 31, 2002 was 22%. With a full year of dockside gaming, the Company anticipates the 2003 effective state gaming tax rate will be approximately 31%.

     Operating income in 2001 includes $4.1 million in pre-opening expenses, including $2.0 million of advertising and production costs, related to the re-branding of the Hammond casino.

     Corporate expenses increased $3.1 million, or 14%, in 2002 as compared to 2001. This is largely attributable to the resolution of a 1999 — 2001 Louisiana franchise tax audit, as a result of which the Company paid approximately $2.3 million, plus interest. Also impacting 2002 was a $0.8 million increase in payroll and related costs over 2001. In addition, $2.3 million of the monthly consulting payments to the former owners of Joliet were included in corporate expense during the 2001 period. Upon the sale of Joliet, the present value of the remaining liability was accrued and charged against the sale of Joliet, thereby excluding those payments from corporate expense in the 2002 period.

     Deferred compensation increased $10.6 million in 2002 due to additional appreciation on vested stock appreciation rights.

     During 2001, the Company recorded a gain of $165.5 million as a result of the sale of Joliet to Argosy Gaming Company.

     Depreciation and amortization expense decreased $10.9 million, or 16%, in 2002 as compared to 2001. This is primarily the result of ceasing to amortize goodwill and certain other intangibles upon the adoption of SFAS 142, as discussed above.

     Net interest expense decreased 25% in 2002 as compared to 2001 primarily due to reduced debt outstanding and aided by lower interest rates on the Credit Facility. The Company retired its 9.375% Senior Subordinated Notes on the first call date of June 15, 2002. This transaction generated an extraordinary loss on early retirement of debt in the amount of $9.7 million in 2002 as compared to a $6.9 million extraordinary loss on early retirement of debt in 2001.

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

     Operating income before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale decreased in Bossier City, Tunica and Hammond in 2001 as compared to 2000. The most significant decrease occurred in Bossier City with a 34% decline in operating income before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale and a five percentage point reduction in operating margin. Operating income before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale in Tunica and Hammond decreased 1% and 4%, respectively, in 2001 as compared to 2000, with margins decreasing at both properties by two percentage points.

     While experiencing a 4% decrease in net revenues, Bossier City incurred significant marketing costs in order to combat the increased competition in that market. In addition, the property was faced with a 37%, or $2.3 million, increase in health care costs; a 1% increase in gaming taxes that was effective April 1, 2001; and a $1.4 million sales tax assessment on progressive slot machine royalty payments in 2001. Also in 2001, the property recorded approximately $0.9 million of expenses related to relicensing costs.

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

     Corporate expenses decreased $15.5 million in 2001 as compared to 2000. The prior year includes a number of items that did not recur in 2001. These include additional legal and professional fees incurred in 2000 related to the regulatory challenges in Illinois; charges related to the relocation of its corporate headquarters to Illinois; and a $6.0 million payment to MBE Incubator Fund, Inc. In addition, the prior year includes an additional $2.0 million for benefits and severance related to certain current and former executives. Also in 2000, the monthly consulting payments with the former owners of Joliet, amounting to $4.0 million annually, was included in corporate expense. In 2001, only $2.3 million was included in corporate expense due to the sale of Joliet on July 31, 2001. The present value of the remaining liability was accrued and charged against the gain on sale of Joliet.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $122.6 million, $138.1 million and $151.1 million for the years ended December 31, 2002, 2001and 2000, respectively.

     Net cash provided by/(used in) investing activities was $(36.0) million, $370.6 million and $(68.3) million, for the years ended December 31, 2002, 2001 and 2000, respectively. Cash flows from investing activities for 2001 include the net proceeds from the sale of Joliet.

     Net cash used in financing activities was $220.0 million, $366.0 million and $122.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, $266.0 million, $351.6 million and $293.1 million, respectively, was repaid on long-term debt.

     During 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium, and repaid approximately $38.0 million in other debt. As of December 31, 2002, the Company had long term debt consisting of $533.8 million of 8.625% Senior Subordinated Notes, due 2009, and $23.0 million outstanding on its Credit Facility.

     In 1999, the Company completed its $375.0 million Senior Secured Credit Facility. The Credit Facility consisted of a $250.0 million, five-year revolver and a $125.0 million, seven-year term loan. In 2001, the Company amended its Credit Facility to allow, among other things, the reduction of its loan commitment to $150.0 million. All of the operating subsidiaries guarantee the obligations under the Credit Facility. The Credit Facility, as amended, is permanently reduced by $28.1 million on December 31, 2003 and $40.6 million per quarter beginning March 31, 2004. As of December 31, 2002 there was $23.0 million outstanding under the Credit Facility.

     The Company’s debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (iii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries’ assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iv) limit the amount of restricted payments, as defined, the Company may make. The debt agreements also contain a provision that allows for an additional $50.0 million in certain restricted payments, as defined in the agreements, as long as the Company maintains a certain coverage ratio. As of December 31, 2002, the Company met the coverage ratio requirement.

     The Company has no off balance sheet financing.

     The Company plans to spend approximately $35.7 million for capital expenditures in 2003, including slot product upgrades. In addition, the Company has commenced construction of an approximate $50.0 million parking garage in Hammond. Construction is expected to be completed in the second quarter of 2004. No other major projects are currently anticipated at any of our properties.

     The Company has the following future contractual cash obligations as of December 31, 2002 (in thousands):

	2003	2004	2005	2006	2007	Thereafter

Minimum future lease payments	$1,637	$994	$627	$229	$163	$440
Long-term debt	—	23,000	—	—	—	535,015
Empress consulting agreement	4,000	3,667	—	—	—	—
Security deposit-Hammond	3,250	—	—	—	—	—
Construction commitments	2,500	—	—	—	—	—
Other	2,468	477	185	64	—	—

	$13,855	$28,138	$812	$293	$163	$535,455

     As of December 31, 2002, the Company had $87.4 million of cash and cash equivalents and $556.8 million of long term debt outstanding, of which none was current. There was also $127.0 million of availability on the Credit Facility at December 31, 2002. The Company has no off-balance sheet financing. The Company believes that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity will be adequate to meet existing debt service obligations and capital expenditure commitments for the next twelve months.

Hammond Commitments

     In February 2002, Hammond and the City of Hammond (the “City”) executed the Fourth Amendment to the Hammond Riverboat Development Agreement (“Fourth Amendment”). Pursuant to the Fourth Amendment, the City agreed to allow the expansion of the Hammond facility, to include certain amenities including, but not limited to, a hotel and an additional parking facility. These new amenities may be located in several areas adjacent to the existing operation on real estate that is owned or controlled by the City and other local governmental agencies (collectively the “Lessors”). The Lessors agreed to lease such real estate to Hammond for a period of approximately 69 years (“Expansion Lease”). The Fourth Amendment also provided Hammond with a ten year option to lease additional real estate in the Hammond marina for a term equal to the balance of the Expansion Lease (“Option”).

     The cost of the Expansion Lease, the Option and the lease rental rate for the parcels covered by the Expansion Lease and the Option is $14.0 million plus one dollar per year. Hammond paid the $14.0 million to the Lessors in two installments during the fourth quarter of 2001 and the first quarter of 2002 and at the same time, exercised a portion of its lease option. This payment is being charged to rent expense and amortized over the remaining term of the lease. In addition, Hammond is required to pay a security deposit to the Lessors of $3.25 million. The Fourth Amendment also requires that Hammond relocate the existing public boat launch ramp to a permanent location. The relocation of the boat launch ramp is estimated to be completed in the second quarter of 2003.

Additional Factors Affecting Future Operating Income

     In 2001, the Louisiana legislature passed a bill that increased the gaming taxes paid by riverboats in the Bossier City/Shreveport market, including the Company’s Bossier City property, by 3%. The increased tax is being phased in through April 1, 2003. The first 1% increase was effective April 1, 2001. The second 1% increase was effective April 1, 2002 and the final increase will occur on April 1, 2003.

     In February 2003, the Company announced that it would be relocating its corporate headquarters from Tinley Park, Illinois to Las Vegas, Nevada. The estimated cost of the relocation is approximately $3.0 million. The move is expected to occur in the third quarter of 2003.

Ownership Repurchase Matters

     During 2002, the Company purchased redeemable ownership interests of 0.3% of the Company for $2.5 million in cash.

     During 2001, the Company purchased redeemable ownership interests of 1.1% of the Company for $8.0 million of notes payable. The Company’s remaining obligation under this purchase was $0 and $7.4 million as of December 31, 2002 and 2001, respectively.

     During 2000, the Company purchased redeemable ownership interests of 1.5% of the Company for $13.2 million of notes payable. Operating results for the year ended December 31, 2000 includes an approximate $0.4 million reduction in deferred compensation expense resulting from the final valuation of this ownership interests. The Company’s remaining obligation under these purchases was $0 and $9.8 million as of December 31, 2002 and 2001, respectively.

     During 1999, Horseshoe Gaming purchased redeemable ownership interests of 12.4% of Horseshoe Gaming for $67.9 million in notes payable. The Company’s remaining obligation under these purchases was $0 and $29.7 million as of December 31, 2002 and 2001, respectively.

     In April 1999, the Company exercised an option to acquire the remaining 8.08% limited partnership interest in Bossier City not held by New Gaming Capital Partnership for total consideration of $30.6 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million. In May 2001, the former limited partners and the Company executed a second two-year covenant not to compete for $7.9 million. As of December 31, 2002 and 2001, the remaining amount to be paid to these limited partners totaled $0.5 million and $3.2 million, respectively, and is included in accrued expenses and other in the accompanying consolidated balance sheets. During the first quarter of 2003, the remaining amount owed to these former limited partners was paid.

Critical Accounting Policies

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an on-going basis, the Company evaluates its policies, estimates and assumptions related thereto, including those related to customer programs and incentives, provision for bad debts, depreciation and amortization, asset impairment, self insurance reserves, and contingencies and litigation. The Company bases its estimates on historical experience, observance of trends in the industry and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from our estimates. A summary of our significant accounting policies is included in Note 2 of the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. The Company will adopt SFAS 143 in the first quarter of 2003. Adoption of SFAS 143 is not expected to have a material impact on the Company’s results of operations or financial position.

     Also in 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 “Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. SFAS 144, which was adopted by the Company on January 1, 2002, had no impact on the Company’s results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Therefore, this statement will have no impact on the financial statement presentation for the year ended December 31, 2002. Upon adoption, the extraordinary losses recognized in the year ended December 31, 2002 and the year ended December 31, 2001 will be reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s consolidated results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS 146 beginning January 1, 2003.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”), which applies to all acquisitions of financial institutions except those between two or more mutual enterprises. SFAS 147 has no impact on the Company’s results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. No significant affect is anticipated from adoption.

     In November 2002, the FASB published Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special-purpose entities.” Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created or entered into after January 31, 2003. For public companies, all interests acquired before February 1, 2003 must follow the new rules in accounting periods (fiscal or interim) beginning after June 15, 2003. FIN 46 is expected to have no impact on the Company’s results of operations or financial position.

Regulation and Taxes

     The gaming industry is highly regulated and casinos are required to maintain licenses to operate. The ownership, management, and operation of gaming facilities are subject to extensive federal, state and/or local laws, rules and regulations, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, rules, and regulations vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability, and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations. The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on the results of operations of the Company.

     The gaming industry provides a significant source of tax revenue to the various jurisdictions in which casinos operate. Occasionally, proposals are made by federal and state legislators to amend tax laws affecting the gaming industry. It is not possible to determine with certainty the scope or likelihood of possible future changes in tax laws or in the administration of such laws. Changes in such laws, if any, could have a material effect on the results of operations of the Company.

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

	Maturity Date
	(dollars in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value (1)

Fixed rate debt	$—	$—	$—	$—	$—	$533,773	$533,773	$569,791
Average interest rate	0.000%	0.000%	0.000%	0.000%	0.000%	8.625%
Variable rate debt	$—	$23,000	$—	$—	$—	$—	$23,000	$23,000
Average interest rate (2)	0.000%	2.913%	0.000%	0.000%	0.000%	0.000%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.
(2)	The average interest rates were based on December 31, 2002 variable rates. Actual rates in future periods could vary.

Other Risks

     The Company could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants. Accordingly, the Arthur Andersen LLP Report of Independent Public Accountants herein is merely reproduced from Horseshoe Gaming Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 (although the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, changes in shareholder’s equity, and cash flows for the year ended December 31, 1999 referred to in that report are not included herein) and does not include the manual signature of Arthur Andersen LLP. The conviction of the Company’s former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to the Company and may impede the Company’s access to the capital markets.

Item 8. Financial Statements and Supplementary Data.

     See the Index to Consolidated Financial Statements and the Index to Financial Statement Schedules included at “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K”.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth information concerning the Company executive officers, directors and other key personnel.

	Age	Position

Jack B. Binion	66	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Peri N. Howard	42	Vice Chairperson of the Board of Directors
Leslie L. Kenny	47	Director
Roger P. Wagner	55	President and Chief Operating Officer
Kirk C. Saylor	46	Senior Vice President — Treasurer and Chief Financial Officer
Dominic F. Polizzotto	37	Senior Vice President — General Counsel
Floyd B. Hannon	61	Senior Vice President — Government Affairs
Christopher S. Corrado	33	Senior Vice President — Marketing
David S. Carroll	48	Senior Vice President — Human Resources
Jon C. Wolfe	35	Senior Vice President — Chief Information Officer
J. Lawrence Lepinski	56	General Manager of Horseshoe Bossier City
Robert McQueen	49	General Manager of Horseshoe Tunica
Ricky S. Mazer	48	General Manager of Horseshoe Hammond

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

     Mr. Polizzotto has been the Company’s Senior Vice President — General Counsel since January 2001. Prior thereto he was a partner in the law firm of Ice Miller in Indianapolis, Indiana since 1997.

     Mr. Hannon has been the Company’s Senior Vice President — Government Affairs since the Company’s formation in April 1999. Prior thereto, he served in the same capacity with HGI since July 1999. From November 1993 to June 1999, Mr. Hannon served as Deputy Director of the Indiana Gaming Commission. Mr. Hannon has expressed his intentions to resign from the Company. He and the Company are currently negotiating the terms of his resignation.

     Mr. Corrado had been the Company’s Senior Vice President — Marketing since October 2002. Prior thereto, he served as the Company’s Vice President of Advertising and Branding since August 2001. From November 1999 to August 2001, Mr. Corrado served as Vice President of Marketing for Empress Casino in Joliet, Illinois. From May 1999 to November 1999, he served as Director of Marketing for Empress Casino in Joliet, Illinois and from September 1998 to May 1999, Mr. Corrado was Marketing Manager for KPMG — Business Valuation Division, Chicago, Illinois.

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

     Mr. Lepinski has been General Manager of the Horseshoe Bossier City since September 1995.

     Mr. McQueen has been General Manager of the Horseshoe Tunica since July 1996.

     Mr. Mazer has been General Manager of the Horseshoe Hammond since February 1996.

Item 11. Executive Compensation.

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the four most highly compensated executive officers (the “Named Executive Officers”) for the years ended December 31, 2002, 2001 and 2000:

Summary Compensation Table
(dollars in thousands)

				Long-Term
				Compensation
		Annual Compensation
				Securities Underlying	All Other
Name	Year	Salary	Bonus	Options/SARS (#)	Compensation (1)

Jack B. Binion	2002	$1,000.0	—	—	$—
Chairman of the Board	2001	$1,000.0	—	—	$199.4
CEO and Secretary	2000	$1,000.0	—	—	$179.8
Roger P. Wagner (2)	2002	$550.0	481.3	40.15	$39.2
President — Chief	2001	$500.0	250.0	91.35	$100.7
Operating Officer	2000	$295.8	146.2	18.35	$107.0
Peri N. Howard (3)	2002	$350.0	306.3	25.55	$20.2
Vice Chairperson	2001	$250.0	125.0	53.35	$61.2
	2000	$230.0	113.6	16.85	$61.5
Kirk C. Saylor (4)	2002	$300.0	262.5	21.90	$31.8
Senior Vice President	2001	$270.0	135.0	57.75	$61.9
Chief Financial Officer	2000	$250.0	123.5	18.35	$144.2
Dominic F. Polizzotto (5)	2002	$300.0	318.7	21.90	$16.3
Senior Vice President	2001	$270.0	191.2	89.83	$179.3
General Counsel	2000	—	—	—	—
Floyd B. Hannon (6)	2002	$300.0	262.5	21.90	$27.8
Senior Vice President	2001	$267.5	133.8	57.45	$67.7
Government Affairs	2000	$250.0	123.5	18.35	$71.1

(1)	Detail of other compensation: (dollars in thousands)

									Below
						Deferred			Market
			Insurance	Health	401k	Compensation		Relocation	Stock
Name	Year	Medical	Premiums	Club	Match	Contribution	Auto	Payments	Options	Total

Jack B. Binion	2002	—	—	—	—	—	—	—	—	—
	2001	—	$199.4	—	—	—	—	—	—	$199.4
	2000	—	$179.8	—	—	—	—	—	—	$179.8
Roger P. Wagner	2002	$9.8	$20.4	$0.9	$7.5	$0.6	—	—	—	$39.2
	2001	—	$18.4	$0.5	$6.2	—	—	—	$75.6	$100.7
	2000	—	$6.4	—	$4.9	—	—	$95.7	—	$107.0
Peri N. Howard	2002	$0.5	$11.8	$0.9	$7.0	—	—	—	—	$20.2
	2001	—	$16.1	$0.5	$6.8	—	—	—	$37.8	$61.2
	2000	—	$6.4	—	$5.7	—	—	$49.4	—	$61.5
Kirk C. Saylor	2002	$9.5	$14.1	$1.2	$7.0	—	—	—	—	$31.8
	2001	—	$13.5	$0.8	$6.8	—	—	—	$40.8	$61.9
	2000	—	$10.9	—	$6.8	—	—	$126.5	—	$144.2
Dominic F. Polizzotto	2002	$2.3	$6.3	$0.9	$6.8	—	—	—	—	$16.3
	2001	—	$4.1	$0.6	$6.8	—	—	$50.4	$117.4	$179.3
	2000	—	—	—	—	—	—	—	—	—
Floyd B. Hannon	2002	—	$12.1	—	$6.7	—	$9.0	—	—	$27.8
	2001	—	$11.8	—	$6.8	—	$8.6	—	$40.5	$67.7
	2000	—	$11.1	—	$3.8	—	$13.8	$42.4	—	$71.1

     With the exception of Jack B. Binion, the above named officers are all entitled to 2.99 times their most recent salary and bonus in the event there is a change in control.

(2)	Included in the Long-Term Compensation column for 2001 are 36.50 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

(3)	Included in the Long-Term Compensation column for 2001 are 18.25 options/SARs and 16.85 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

(4)	Included in the Long-Term Compensation column for 2001 are 19.70 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

(5)	Mr. Polizzotto’s employment agreement also requires a bonus in the amount of $56,204 payable on each January 1, 2001, 2002 and 2003. Included in the Long-Term Compensation column for 2001 are 38.05 options/SARs originally issued on January 1, 2001, that were repriced on November 26, 2001. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

(6)	Included in the Long-Term Compensation column for 2001 are 19.55 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued. Mr. Hannon has expressed his intentions to resign from the Company. He and the Company are currently negotiating the terms of his resignation.

     No other annual compensation or long-term incentive plan payouts were paid during the year ended December 31, 2002.

     The following table sets forth certain information regarding grants of stock options made to the Named Executive Officers during 2002, including information as to the potential realizable value of such options at assumed annual rates of stock price appreciation for the remaining option terms.

Option/SAR Grants in Last Fiscal Year
(dollars in thousands)

		Individual Grants				Potential Realizable
						Value at Assumed
	Number of	Percent of				Annual Rates of Stock
	Securities	Total Options/	Exercise			Price Appreciation for
	Underlying	SARs Granted	or Base			Option/SAR Term (1)
	Options/SARs	To Employees	Price		Expiration
Name	Granted (2)	in 2002	($/sh.)		Date	5%	10%

Jack B. Binion	—	—	—		—	—	—
Roger P. Wagner	40.15	6.12%	$4,947	(3)	1/1/2012	$124.7	$316.1
Peri N. Howard	25.55	3.90%	$4,947	(3)	1/1/2012	$79.4	$201.2
Kirk C. Saylor	21.90	3.34%	$4,947	(3)	1/1/2012	$68.0	$172.4
Dominic F. Polizzotto	21.90	3.34%	$4,947	(3)	1/1/2012	$68.0	$172.4
Floyd B. Hannon	21.90	3.34%	$4,947	(3)	1/1/2012	$68.0	$172.4

(1)	The dollar amount under these columns are the result of calculations at five percent and ten percent rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation. There is no assurance that the value realized by an officer will be at or near the value estimated above.
(2)	Employees vest in the right to exercise these options/SARs over a four-year period. Options/SARs are subject to certain conditions, including compliance with terms and conditions of the options/SARs as approved by the Company. The executive officers listed above received tandem SARs in conjunction with the listed options. The tandem SARs have substantially identical terms to the options.
(3)	Beginning with options/SAR’s granted on or after January 1, 2002 the Company amended the Equity Incentive Plan to modify the valuation methodology. Options/SARs granted prior to January 1, 2002 will continue to be valued using the old methodology.

     The following table sets forth certain information concerning stock option exercises during 2002 by the Named Executive Officers and information concerning option values:

Aggregated Option/SAR Exercises in 2002 and December 31, 2002 Option/SAR Values
(dollars in thousands)

			Number of Securities
			Underlying Unexercised		Value of Unexercised,
			Options/SARs Held		In-the-Money Options/SARs
			at December 31, 2002		at December 31, 2002 (1)
	SARs	Value
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack B. Binion	—	—	—	—	—	—
Roger P. Wagner	22.88	$345.0	—	81.28	—	$954.0
Peri N. Howard	16.56	$216.1	—	51.23	—	$548.6
Kirk C. Saylor	18.22	$239.7	—	49.97	—	$557.8
Dominic F. Polizzotto	18.77	$252.5	—	50.38	—	$566.6
Floyd B. Hannon	18.69	$228.5	—	50.36	—	$567.1

(1)	Amount represents the difference between the aggregate exercise price of unexercised options/SARs and the value per share price as determined by the Company pursuant to the Equity Incentive Plan. The per share price represents the latest available fair market price as determined pursuant to the plan.

Compensation of Directors; Compensation Committee Interlocks and Insider Participation

     The Bylaws of the Company provide for a six-member Board of Directors. There are currently three directors. Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Vacancies on the Board of Directors may be filled by a majority of the remaining directors. The Chairman of the Board of Directors and the directors receive no compensation for their services on the board. Officers serve at the discretion of the Board. The Board has no Compensation Committee.

Employment Agreements

     Roger P. Wagner is employed as the President and Chief Operating Officer of the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Wagner collaborates with Senior Management of the Company to develop operating objectives that will achieve the Company’s profitability and development goals. He directs and oversees Company operations at each casino and assures that each operating division is properly organized, staffed, and directed to fulfill its responsibilities in accordance with Company standards. As of January 1, 2003, Mr. Wagner earns a base salary of six hundred thousand dollars ($600,000) and a discretionary bonus.

     Kirk C. Saylor is employed as the Senior Vice President — Chief Financial Officer for the Company pursuant to an employment agreement with the Company that is terminable for cause,

as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Saylor is responsible for overseeing the senior accounting operations of the Company’s facilities and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. As of January 1, 2003, Mr. Saylor earns compensation of three hundred fifty thousand dollars ($350,000) per year base salary and a discretionary bonus.

     Dominic F. Polizzotto is employed as the Senior Vice President — General Counsel for the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Polizzotto is responsible for overseeing all legal issues for the Company and its subsidiaries, and developing compliance and risk management systems. In addition, Mr. Polizzotto is in charge of investigating new opportunities for expansion of the Company’s operations. As of January 1, 2003, Mr. Polizzotto earns compensation of three hundred twenty thousand dollars ($320,000) per year base salary and a discretionary bonus. His employment agreement also included a bonus of $56,204 payable on each January 1, 2001, 2002 and 2003.

     Floyd P. Hannon is employed as the Senior Vice President — Government Affairs for the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Hannon is responsible for overseeing all aspects of governmental relations, regulatory compliance and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. As of January 1, 2003, Mr. Hannon earns compensation of three hundred thousand dollars ($300,000) per year base salary and a discretionary bonus. Mr. Hannon has expressed his intentions to resign from the Company. He and the Company are currently negotiating the terms of his resignation.

Report on Executive Compensation

     The Board of Directors has no Compensation Committee so the entire Board of Directors is charged with the responsibility to develop and administer compensation programs for the Company’s executive officers. To this end, the Board of Directors has established the following fundamental philosophy for executive compensation: To assist the Company in attracting and retaining high quality talent, the Company shall provide executives with compensation packages that include a base pay that is competitive in the marketplace and the ability to substantially increase their compensation through performance. The performance component of each executive’s compensation package shall be established to assist the Company in achieving overall corporate performance goals that ultimately enhance shareholder value. In accordance with this philosophy, the Company compensates its executives through three primary sources; base pay, a performance-based annual bonus, and stock options/SARs. Under this approach the Company sees that a significant portion of the compensation for these officers is “at risk.”

Base Pay

     The Company sets salaries for executives taking into account the competitive marketplace and a subjective assessment of the nature of the position. For the Company this marketplace includes companies of similar size and companies in the gaming markets. Adjustments to base salaries are based on recommendations from the Chief Executive Officer.

Management Bonus Plan

     The Company maintains a management incentive plan that includes the executive officers. The plan allows for payment of annual cash rewards based on the accomplishment of goals specified by the Company. If results of operations exceed the net profitability goals, the amount of the executives’ bonus may be increased in the sole discretion of the Company’s Board of Directors and if the results of operations for the year do not achieve such net profitability goals, the amount of the executive’s bonus (if any) is within the sole discretion of the Company’s Board of Directors.

Stock Options/SARs

     The Company utilizes stock options/SARs to promote the success of the Company and enhance its value by linking the personal interests of participants to those of its stockholders by providing an incentive for outstanding performance. From time to time the Board of Directors approves the grant of options/SARs to the executives based on a number of subjective factors, including performance of the Company and performance of the individual executive’s functional area of responsibility.

Compensation of the Chief Executive Officer

     Compensation of the Chief Executive Officer is based upon an understanding between the Company and Mr. Binion. There is no currently existing employment agreement, but Mr. Binion provides services to the Company and receives an annual base salary which has not increased since 1998.

Members of the Board of Directors Jack B. Binion, Chairman Peri N. Howard, Vice Chairperson Leslie L. Kenny

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of common stock in the Company, as of March 14, 2003, by each person who is known by the Company to own beneficially more than 5% of the outstanding shares, by each director of the Company, each of the executive officers and by all directors and executive officers of the Company as a group.

Name	Number of Shares		Percentage of Shares

Jack B. Binion	23,183	(1)	100.00%
Phyllis M. Cope	1,907	(2)	8.26
Leslie L. Kenny	1,194	(3)	5.17
Peri N. Howard	3,644	(4)	15.78
Scott Hamilton	1,272	(5)	5.51
Wanda Parsons	1,907	(6)	8.26
Roger P. Wagner	28	(7)	*
Kirk C. Saylor	19	(8)	*
Dominic F. Polizzotto	20	(9)	*
Floyd B. Hannon	20	(10)	*
Directors and executive officers as a group (12)	23,183	(11)	100.00

* Indicates less than 1%

     The address for each of the persons or entities listed above is c/o the Company at 18454 S. West Creek Drive, Tinley Park, IL 60477. Unless otherwise indicated, the shares described below are shares of Class A Common Stock.

(1)  Includes 9,779 shares of Class B Common Stock held by Mr. Binion as an individual of which he has sole voting and investment power. These shares have a preferential vote such that each share of Class B Common Stock has a vote equivalent to five shares of Class A Common Stock. Except as otherwise required by applicable law, the Class A Common Stock and the Class B Common Stock vote together as one class. Mr. Binion has shared voting power over the remaining 13,480 shares of Class A Common Stock beneficially owned by him, which include; (a) the 1,907 shares owned by Phyllis M. Cope; (b) the 3,644 shares owned by Peri N. Howard including 19 shares subject to options that are currently exercisable or will become exercisable within 60 days; (c) the 1,194 shares owned by Leslie L. Kenney; (d) the 1,272 shares owned by Scott Hamilton; (e) the 1,907 shares owned by Wanda Parsons; (f) the 1,645 shares held by members of Mr. Binion’s family or trusts for the benefit of members of Mr. Binion’s family; and (g) the 1,911 shares, including 87 shares subject to options that are currently exercisable or will become exercisable within 60 days, which are held by other individuals. Mr. Binion shares voting power of such shares pursuant to a Stockholder’s Agreement dated as of April 29, 1999 among all shareholders of Horseshoe. Holders of options must enter into the Stockholder’s Agreement before they receive shares of options which they have exercised. Mr. Binion expressly disclaims beneficial ownership of the 13,523 shares not held by him individually.

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

(4)  Includes 275 shares held by Peri N. Howard, as Trustee of the Ted J. Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Fancy Ann Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the James Christopher Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Robert Daniel Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Katie O’Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Kellie O’Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Rachel Fechser Trust 275 shares held by Peri N. Howard, as Trustee of the Ben E. Johnson Trust, 55 shares held by Peri N. Howard, as Trustee of the Bonnie Binion Trust, and 55 shares held by Peri N. Howard, as Trustee of the Benny Behnen Trust; 55 shares held by Peri N. Howard, as Trustee of the Jack Behnen Trust, 1,261 shares held by Peri N. Howard as an individual and 19 shares subject to options that are currently exercisable or will become exercisable within 60 days. Peri N. Howard has sole investment power over these shares and shares voting power over these shares with Mr. Binion; however, she expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

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

(7)  Includes 28 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(8)  Includes 19 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(9)  Includes 20 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(10)  Includes 20 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(11)  Includes 106 shares subject to options that are currently exercisable or will become exercisable within 60 days.

Equity Compensation Plan Information

     The following table summarizes the Company’s equity compensation plan under which equity securities of the Company are authorized for issuance as of December 31, 2002.

	(a)		(c)
	Number of	(b)	Number of
	securities to be issued	Weighted-average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans(1)

Equity compensation plans approved by stockholders(2)	477	$13,624	2,023
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	477	$13,624	2,023

(1)	Excluding securities reflected in column (a).
(2)	Includes the Horseshoe Gaming Holding Corp Equity Incentive Plan, a description of which is set forth in Note 11 to the consolidated financial statements set forth on pages F-1 through F-25.

Item 13. Certain Relationships and Related Transactions.

     In July 2000 the Company loaned Kirk C. Saylor, the Company’s Senior Vice President and Chief Financial Officer, $0.2 million evidenced by a promissory note. The note required bi-weekly payments of $743 including interest at 8% and was due July 2005. The note was secured by a second mortgage on Mr. Saylor’s personal residence. The note was repaid in full by Mr. Saylor during 2002.

Item 14. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Index to Consolidated Financial Statements:

Page
Number

HORSESHOE GAMING HOLDING CORP	F-1

(2)	All schedules have been omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes thereto. The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(3)	Exhibits

Exhibit
Number		Description

2.1	(i.)	Agreement and Plan of Merger by and among Argosy Gaming Company, Joliet Acquisition Corporation, Empress Casino Joliet Corporation, and Horseshoe Gaming Holding Corp. dated as of April 12, 2001.
3.1	(c.)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2	(c.)	By-laws of Horseshoe Gaming Holding Corp.
4.1	(c.)	Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming Holding Corp. and U.S. Trust Company, National Association.
4.2	(c.)	Second Supplemental Indenture, dated as of May 11, 1999, to Indenture, dated as of October 10, 1995, by and between Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company, National Association.

4.3	(c.)	Amendment No. 1 to Second Ship Mortgage on the whole of the Horseshoe Casino & Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.

4.4	(n.)	Intercompany Note due May 15, 2009 executed by Horseshoe Hammond, Inc. in favor of Horseshoe Gaming Holding Corp.
4.5	(e.)	Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.6	(f.)	Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.7	(f.)	Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.8	(f.)	Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.9	(j.)	Amendment No. 4 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of July 20, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

4.10	(k.)	Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of September 1, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

10.1	(c.)	Horseshoe Note Pledge and Security Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C. and U.S. Trust Company, National Association.
10.2	(c.)	Guarantee, dated as of May 11, 1999, by Robinson Property Group, Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.
10.3	(c.)	Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.

Exhibit
Number		Description

10.4	(c.)	Stockholders’ Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.
10.5	(a.)	Exclusive License Agreement, dated July 2, 1998, by and between Horseshoe Gaming, L.L.C. and Horseshoe License Company.
10.6	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and August Robin.

10.7	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra Piper; and Robert E. Piper, Jr.

10.8	(d.)	Consulting Agreement, dated as of July 23, 1999, by and between Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.
10.9	(f.)	Equity Incentive Plan dated as of January 1, 1999 by and between Horseshoe Gaming Holding Corp. and certain employees.
10.10	(g.)	Empress Casino Joliet Settlement Agreement between the Illinois Gaming Board, Horseshoe Gaming Holding Corp., Empress Casino Joliet Corporation and Jack Binion, dated January 31, 2001.
10.11	(l.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Roger P. Wagner.
10.12	(l.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Kirk C. Saylor.
10.13	(l.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Peri N. Howard.
10.14	(l.)	Executive Severance Agreement, dated November 30, 2001 by and between Horseshoe Gaming Holding Corp. and Dominic F. Polizzotto.
10.15	(h.)	Executive Severance Agreement, dated August 21, 2001, by and between Horseshoe Gaming Holding Corp. and Floyd B. Hannon.
10.16	(h.)	Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
10.17	(l.)	First, Second, Third and Fourth Amendments of the Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
10.18	(m.)	Fourth Amendment to the Hammond Riverboat Gaming Project Development Agreement, dated as of October 26, 2001.
10.19	(m.)	Horseshoe Gaming Holding Corp. Executive Supplemental Medical Plan, effective January 1, 2002.
10.20	(m.)	First Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.
10.21	(m.)	Second Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.
10.22	(n.)	Stipulation, dated March 18, 2003, in regards to Horseshoe Entertainment and the Louisiana Gaming Control Board.
21.1	(n.)	Subsidiaries of Horseshoe Gaming Holding Corp.
99.1	(n.)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	(n.)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.
(b.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999.
(c.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.
(d.)	Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on July 30, 1999.
(e.)	Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on August 2, 1999.
(f.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.
(g.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on February 7, 2001.
(h.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on April 2, 2001.
(i.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on April 19, 2001.
(j.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August l4, 2001.
(k.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2001.
(l.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 21, 2002.
(m.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 7, 2002.
(n.)	Filed herewith.

Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horseshoe Gaming Holding Corp. a Delaware corporation
Date: March 21, 2003	By:	/s/ Jack B. Binion

Jack B. Binion
	Its:	Chief Executive Officer, Secretary and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack B. Binion Jack B. Binion	Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)	March 21, 2003
/s/ Peri N. Howard Peri N. Howard	Director	March 21, 2003
/s/ Leslie L. Kenny Leslie L. Kenny	Director	March 21, 2003
/s/ Kirk C. Saylor Kirk C. Saylor	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 21, 2003

CERTIFICATION

     I, Kirk C. Saylor, certify that:

1.	I have reviewed this annual report on Form 10-K of Horseshoe Gaming Holding Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Kirk C. Saylor

Kirk C. Saylor Chief Financial Officer

CERTIFICATION

     I, Jack B. Binion, certify that:

1)	I have reviewed this annual report on Form 10-K of Horseshoe Gaming Holding Corp.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Jack B. Binion

Jack B. Binion Chief Executive Officer

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material will be provided to security holders by the Company.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Horseshoe Gaming Holding Corp.

     We have audited the accompanying consolidated balance sheet of Horseshoe Gaming Holding Corp. and subsidiaries (“Company”) as of December 31, 2002, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Horseshoe Gaming Holding Corp. as of December 31, 2001 and for the years ended December 31, 2001 and 2000, before the inclusion of the disclosures discussed in Note 6 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of Horseshoe Gaming Holding Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the consolidated financial statements of Horseshoe Gaming Holding Corp., as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 and 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 to the Company’s underlying analysis obtained from management, (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

     As discussed in Note 6 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 19, 2003

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

Arthur Andersen LLP

Memphis, Tennessee,
February 15, 2002.

EXPLANATORY NOTE REGARDING REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     On May 24, 2002, Horseshoe Gaming Holding Corp. (the “Company”) decided to terminate Arthur Andersen LLP as the Company’s independent public accountants and on June 21, 2002 engaged Deloitte & Touche LLP to serve as its independent public accountants for the year ending December 31, 2002. More information regarding the Company’s change in independent public accountants is contained in its current report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2002.

     The Company could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants above. Accordingly, the Arthur Andersen LLP Report of Independent Public Accountants herein is merely reproduced from Horseshoe Gaming Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 (although the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 1999 referred to in that report are not included herein) and does not include the manual signature of Arthur Andersen LLP. The conviction of the Company’s former independent public accountants, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to the Company and may impede the Company’s access to the capital markets.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(dollars in thousands, except share data)

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$87,373	$220,817
Restricted cash	14,286	14,059
Accounts receivable, net of allowance for doubtful accounts of $6,779 and $13,160, respectively	12,555	13,516
Inventories	5,418	5,031
Prepaid expenses and other	7,825	12,152

Total current assets	127,457	265,575

Property and equipment, net	471,003	482,379
Goodwill	252,242	254,413
Other, net	50,857	54,892

	$901,559	$1,057,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,860	$13,426
Accrued expenses and other	99,492	81,428
Current maturities of long-term debt	—	9,823

Total current liabilities	108,352	104,677

Long-term liabilities
Long-term debt, less current maturities	556,773	729,698
Other long-term liabilities	6,923	10,699

Total long-term liabilities	563,696	740,397

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,077 and 23,145 shares outstanding, respectively	—	—
Additional paid-in capital	59,808	59,808
Retained earnings	225,001	205,162

	284,809	264,970
Treasury stock, at cost, 1,923 and 1,855 shares, respectively	(55,298)	(52,785)

Total stockholders’ equity	229,511	212,185

	$901,559	$1,057,259

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(in thousands)

	2002	2001	2000

Revenues
Casino	$827,599	$916,955	$960,927
Food and beverage	79,384	87,876	85,212
Hotel	28,772	29,697	32,169
Retail and other	19,290	20,856	20,411

	955,045	1,055,384	1,098,719
Promotional allowances and other	(142,479)	(122,126)	(117,889)

Net revenues	812,566	933,258	980,830

Expenses
Casino	434,887	528,827	523,423
Food and beverage	24,067	27,245	34,378
Hotel	2,351	2,963	4,146
Retail and other	7,051	7,502	6,918
General and administrative	117,574	119,877	127,659
Corporate expenses	25,538	22,483	37,945
Deferred compensation	10,229	(410)	8,338
Preopening expenses	—	4,064	—
Net loss (gain) on disposal of assets	5,033	(163,845)	(1,602)
Depreciation and amortization	56,036	66,945	81,468

Total expenses	682,766	615,651	822,673

Operating income	129,800	317,607	158,157
Other income (expense)
Interest expense	(61,243)	(82,720)	(98,894)
Interest income	2,299	3,971	2,683
Other, net	(974)	382	(1,232)

Total other income (expense)	(59,918)	(78,367)	(97,443)

Income before extraordinary loss on early retirement of debt	69,882	239,240	60,714
Extraordinary loss on early retirement of debt	(9,683)	(6,893)	—

Net income	$60,199	$232,347	$60,714

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
(in thousands)

	Treasury	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance, January 1, 2000	$(28,832)	$46,637	$16,789	$34,594
Dividends:
Cash	—	—	(36,395)	(36,395)
Receivable	—	—	2,159	2,159
Increase in redeemable ownership interests	—	(400)	—	(400)
Treasury stock purchases	(14,542)	6,478	—	(8,064)
Net income	—	—	60,714	60,714

Balance, December 31, 2000	(43,374)	52,715	43,267	52,608
Dividends:
Cash	—	—	(71,255)	(71,255)
Receivable	—	—	803	803
Treasury stock purchases	(9,411)	7,093	—	(2,318)
Net income	—	—	232,347	232,347

Balance, December 31, 2001	(52,785)	59,808	205,162	212,185
Dividends:
Cash	—	—	(27,845)	(27,845)
Payable	—	—	(12,515)	(12,515)
Treasury stock purchases	(2,513)	—	—	(2,513)
Net income	—	—	60,199	60,199

Balance, December 31, 2002	$(55,298)	$59,808	$225,001	$229,511

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(in thousands)

	2002	2001	2000

Cash flows from operating activities
Net income	$60,199	$232,347	$60,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,036	66,945	81,468
Net loss (gain) on disposal of assets	5,033	(163,845)	(1,602)
Amortization of debt discounts, deferred finance charges and other	2,918	3,964	4,468
Provision for doubtful accounts	4,068	7,226	7,651
Deferred compensation	10,229	(410)	8,338
Extraordinary loss on early retirement of debt	9,683	6,893	—
Increase in restricted cash	(10,727)	—	—
Net change in current assets and liabilities	(14,818)	(14,988)	(9,949)

Net cash provided by operating activities	122,621	138,132	151,088

Cash flows from investing activities
Purchases of property and equipment	(43,768)	(44,137)	(74,551)
Proceeds from sale of property and equipment	485	241	6,292
Net proceeds from sale of Joliet	—	442,662	—
Indemnification escrow related to Joliet sale	10,500	(14,059)	—
Goodwill	—	—	(80)
Net increase in other assets	(3,240)	(14,126)	—

Net cash provided by (used in) investing activities	(36,023)	370,581	(68,339)

Cash flows from financing activities
Proceeds from long-term debt	83,000	55,000	49,500
Repayments on long-term debt	(266,031)	(351,590)	(293,079)
Decrease in restricted cash	—	—	159,002
Capital dividends	(27,041)	(69,096)	(38,024)
Debt issue costs and commitment fees	(7,457)	(343)	(291)
Purchase of stock for treasury	(2,513)	—	—

Net cash used in financing activities	(220,042)	(366,029)	(122,892)

Net change in cash and cash equivalents	(133,444)	142,684	(40,143)
Cash and cash equivalents, beginning of period	220,817	78,133	118,276

Cash and cash equivalents, end of period	$87,373	$220,817	$78,133

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1. ORGANIZATION AND BASIS OF PRESENTATION

     Horseshoe Gaming Holding Corp., a Delaware corporation, and subsidiaries, (the “Company”), conducts casino gaming, hotel and other related operations at riverboat casinos under the “Horseshoe” names in Bossier City, Louisiana; Tunica County, Mississippi and Hammond, Indiana. In addition, the Company owned and operated the Empress Casino Joliet (“Joliet” or “Empress Joliet”) in Joliet, Illinois from December 1, 1999 until July 31, 2001 (see Note 3).

     A description of each principal subsidiary is as follows:

•	New Gaming Capital Partnership (“NGCP”) is a Nevada limited partnership which was formed on February 4, 1993. NGCP is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc. and owns 91.92% of Horseshoe Entertainment (“HE”), a Louisiana limited partnership, which owns and operates the Horseshoe Bossier City (“Bossier City”). The remaining 8.08% is owned by the Company.

•	Robinson Property Group, Limited Partnership (“RPG”) is a Mississippi limited partnership, which was formed on June 7, 1993. RPG owns and operates the Horseshoe Tunica (“Tunica”) located in Tunica County, Mississippi, and is 100% owned by the Company and its subsidiary, Horseshoe GP, Inc.

•	Horseshoe Hammond, Inc. (“Hammond”), formerly Empress Casino Hammond Corporation, is an Indiana corporation, which was formed on November 25, 1992. The Company acquired Hammond from Empress Entertainment, Inc. on December 1, 1999. Hammond owns and operates the Horseshoe Casino in Hammond, Indiana and is 100% owned by the Company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted Cash

     Restricted cash represents net proceeds remaining in escrow to cover future potential indemnifications related to the sale of Joliet (see Note 3) and amounts on deposit for Hammond pursuant to the bonding requirements of the Indiana Gaming Commission.

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

     Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

Buildings, boat, barge and improvements	15	to	31.5	years
Furniture, fixtures and equipment	2	to	10	years

Impairment of Long-Lived Assets

     When events or circumstances indicate that the carrying amount of long-lived assets to be held and used might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured on a property by property basis by comparing the fair value of the assets with their carrying amount. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets disposition.

Goodwill

     Goodwill represents the cost of net assets acquired in excess of their fair value. During the years ended December 31, 2001 and prior, the Company amortized goodwill on a straight-line basis over 25 years, which management estimated was the related minimum benefit period. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002, goodwill and intangible assets that are determined to have an indefinite life are no longer amortized, but are subject to impairment testing at least annually (see Note 6).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized Interest

     The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. During the years ended December 31, 2002 and 2001 no interest was capitalized. Interest capitalized during the year ended December 31, 2000 was $1.0 million.

Deferred Finance Charges

     Deferred finance charges, which are included in other assets, consist of fees and expenses incurred to obtain the Company’s debt. The deferred finance charges are being amortized over the term of the related debt using the effective interest method (see Note 8). Deferred finance charges, net of accumulated amortization, were $13.0 million at December 31, 2002.

Revenue Recognition

     Casino Revenues — Casino revenues are the aggregate of gaming wins and losses.

     Food, Beverage, Hotel, Retail and Other Revenues — Food, beverage, hotel, retail and other revenues are recognized at the point of sale and include the complimentary goods and services that are furnished to guests without charge.

Promotional Allowances and Other

     Promotional allowances and other consists of the following:

•	The retail value of complimentary food and beverage, rooms and other services furnished to guests without charge.

•	The estimated cash value of slot club points earned by guests. In order to induce casino play, customers using their player cards all able to earn points through casino play which are redeemable for cash.

•	Direct mail cash offers redeemed by guests.

•	Customer discounts.

     The retail value of complimentary food and beverage, rooms and other services furnished to guests without charge was approximately $87.6 million, $93.9 million and $85.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Such amounts are included in gross revenues and deducted as promotional allowances and other. The estimated costs of providing such complimentary services, which are included in casino department expenses, are as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Food and beverage	$60,842	$67,426	$61,555
Hotel	8,660	8,893	8,702
Other operating expenses	9,523	10,844	9,475

	$79,025	$87,163	$79,732

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Preopening Expenses

     The Company expenses preopening costs as incurred. During 2001, the Company incurred preopening expenses related to the rebranding of Hammond. Included in preopening expenses are advertising and production costs related to the name change of approximately $2.0 million for the year ended December 31, 2001.

Capital Dividends

     The Company’s debt agreements contain covenants that limit dividends and tax distributions to its stockholders. As of December 31, 2002, the maximum permitted dividends that could be paid by the Company was $69.9 million. In addition, tax distributions to the stockholders are based upon the Company’s taxable income and the highest marginal Federal and state individual statutory tax rates in effect, which are applicable to any stockholder. Such tax distributions are to be paid quarterly based upon estimated taxable income. After filing of the annual tax returns by the Company and its subsidiaries, each stockholder is to reimburse the Company for overpayments of tax distributions or the Company is to withhold such amounts from future dividends to the stockholders.

Advertising Costs

     The costs associated with the production of advertising are expensed as incurred while the costs of communication (airtime or space) are expensed after the airtime or space has been used. Advertising costs are included in general and administrative expenses in the accompanying consolidated statements of operations and totaled approximately $17.4 million, $15.9 million and $19.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Costs of communication which have been paid for but not used, totaled $0.1 million and $0.2 million as of December 31, 2002 and 2001, respectively, and are included in prepaid expenses and other in the accompanying consolidated balance sheets.

Corporate Expenses

     Expenses associated with the management of the Company are recorded as corporate expenses and are reflected in the accompanying consolidated statements of operations in the periods such expenses are incurred.

Deferred Compensation

     Deferred compensation in 2002 represents compensation expenses related to the Equity Incentive Plan, and in 2001 and 2000, represents ownership interests in the Company issued to employees pursuant to employment agreements and the 1997 Unit Option Plan (see Note 11).

Equity Incentive Plan

     The Company has an Equity Incentive Plan in which stock options (with tandem Stock Appreciation Rights (“SARs”)) or SARs are granted to certain key employees. The stock options and/or SARs are expensed ratably, based on the current market price, over their four year vesting period (see Note 11).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. The Company will adopt SFAS 143 in the first quarter of 2003. Adoption of SFAS 143 is not expected to have a material impact on the Company’s results of operations or financial position.

     Also in 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement establishes a single accounting model, based on the framework established by SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for long-lived assets to be disposed of by sale. SFAS 144, which was adopted by the Company on January 1, 2002, had no impact on the Company’s results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Therefore,

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

this statement will have no impact on the financial statement presentation for the year ended December 31, 2002. Upon adoption, the extraordinary losses recognized in the year ended December 31, 2002 and the year ended December 31, 2001 will be reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS 146 beginning January 1, 2003.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions” — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”), which applies to all acquisitions of financial institutions except those between two or more mutual enterprises. SFAS 147 has no impact on the Company’s results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. No additional disclosures are required in the financial statements due to the provisions of SFAS 148. No significant effect is anticipated from adoption (see Note 11).

     In November 2002, the FASB published Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special-purpose entities.” Companies are required to apply the provisions of FIN 46 prospectively for all variable interest entities created or entered into after January 31, 2003. For public companies, all interests acquired before February 1, 2003 must follow the new rules in accounting periods (fiscal or interim) beginning after June 15, 2003. FIN 46 is expected to have no impact on the Company’s results of operations or financial position.

3. SALE OF EMPRESS CASINO JOLIET

     On July 31, 2001, the Company sold Joliet to Argosy Gaming Company for $465.0 million in cash. The net proceeds from the sale, net of a deficiency in working capital and other transaction costs, were $442.7 million. An additional $38.4 million in tax distributions related to the sale were made in the third quarter of 2001. A gain of $165.5 million related to the sale of Joliet is included in the net loss (gain) on disposal of assets for the year ended December 31, 2001 in the accompanying consolidated statements of operations.

     Pursuant to the merger agreement in which the Company sold Joliet, the Company deposited $16.3 million of the net proceeds into escrow to cover potential future indemnifications related to the Joliet facility. Of this amount, $2.3 million was disbursed in October 2001 and $10.5 million was returned to the Company in November 2002. The escrowed funds, including earnings, which totaled $3.7 million at December 31, 2002, are reflected as restricted cash in the accompanying consolidated balance sheets.

     Joliet did not contribute any revenues or profits for the year ended December 31, 2002. Included in the accompanying consolidated statements of operations, are net revenues from Joliet of $161.6 million and $240.3 million for the years ended December 31, 2001 and 2000, respectively. Joliet also contributed $47.4 million and $54.2 million of operating income before corporate allocations and deferred compensation for the years ended December 31, 2001 and 2000, respectively.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Activity in the allowance for doubtful accounts consists of the following (in thousands):

	As of and for the
	Years ended December 31,

	2002	2001	2000

Balance, beginning of period	$13,160	$13,112	$11,289
Additions charged to expense	4,068	7,226	7,651
Deductions from reserves and uncollectable accounts written off, net of amounts received	(10,449)	(7,178)	(5,828)

Balance, end of period	$6,779	$13,160	$13,112

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

	Years ended December 31,

	2002	2001

Land and land improvements	$33,053	$30,854
Buildings, boat, barge and improvements	487,444	481,563
Furniture, fixtures and equipment	155,752	140,072
Construction in progress	3,236	3,084

	679,485	655,573
Accumulated depreciation	(208,482)	(173,194)

	$471,003	$482,379

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002 the Company adopted SFAS 142. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

     The Company conducted its initial goodwill impairment test as of January 1, 2002 and its annual impairment test as of November 30, 2002. No impairment charge was required on either of those tests. Going forward, impairment tests will be conducted when conditions warrant but not less than annually.

     The following table sets forth a reconciliation of income before extraordinary item and net income, assuming that SFAS No. 142 was applied during all periods presented.

	Years ended December 31,

	2002	2001	2000

Income before extraordinary item:
As reported	$69,882	$239,240	$60,714
Goodwill amortization	—	12,340	20,659
Indefinite-lived intangibles amortization	—	167	2,000

As adjusted	$69,882	$251,747	$83,373

	Years ended December 31,

	2002	2001	2000

Net income:
As reported	$60,199	$232,347	$60,714
Goodwill amortization	—	12,340	20,659
Indefinite-lived intangibles amortization	—	167	2,000

As adjusted	$60,199	$244,854	$83,373

     During the third quarter of 2002, in accordance with Emerging Issue Task Force (“EITF”) 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination”, the Company reduced goodwill and accrued liabilities by $2.2 million related to the favorable resolution of an estimated tax liability established in connection with the 1999 acquisition of Hammond.

7. ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consists of the following (in thousands):

	As of December 31,

	2002	2001

Payroll and related liabilities	$24,417	$22,230
Gaming, sales, use and property taxes	16,342	13,541
Accrued shareholder distributions	12,515	—
Progressive slot and slot club liabilities	10,648	10,122
Bossier City relicensing	7,400	—
Accrued interest	6,618	9,474
Insurance and guest claims payable	1,638	5,338
Other accrued expenses	19,914	20,723

	$99,492	$81,428

8. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

	As of December 31,

	2002	2001

8.625% Senior Subordinated Notes (effective interest rate of 8.657%), due May 15, 2009, net of unamortized discount of $1,242 and $1,437, interest payable semi- annually on May 15 and November 15	$533,773	$533,578
9.375% Senior Subordinated Notes (effective interest of 9.384%), due June 15, 2007, net of unamortized discount of $0 and $88, interest payable semi- annually on June 15 and December 15	—	158,972
Senior Secured Revolving Credit Facility, secured by substantially all of the assets of the Company, $150 million borrowing capacity, due September 30, 2004, with variable interest rates based upon the Eurodollar	23,000	—
Notes Payable, interest ranging from 4.75% to 12%	—	46,971

	556,773	739,521
Current maturities	—	(9,823)

	$556,773	$729,698

     In July 2001, $65.0 million of the Company’s 8.625% Senior Subordinated Notes and $0.9 million of the Company’s 9.375% Senior Subordinated Notes were tendered in an Asset Sale Offer to its bondholders. As a result of these retirements, the Company recorded an extraordinary loss on early retirement of debt in the year ended December 31, 2001 in the amount of $6.9 million.

     In June 2002, the Company called and retired the remaining 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of the retirement, the Company recorded an extraordinary loss on early retirement of debt in the year ended December 31, 2002 in the amount of $9.7 million.

8. LONG-TERM DEBT (continued)

     In June 1999, the Company completed its $375.0 million Senior Secured Credit Facility (the “Credit Facility”). The Credit Facility consisted of a $250.0 million, five-year revolver and a $125.0 million, seven-year term loan. In July 2001 the Company amended its Credit Facility to allow, among other things, the reduction of its loan commitment to $150.0 million. All of the operating subsidiaries guarantee the obligations under the Credit Facility. The Credit Facility, as amended, is permanently reduced by $28.1 million on December 31, 2003 and $40.6 million per quarter beginning March 31, 2004. As of December 31, 2002 there was $23.0 million outstanding under the Credit Facility.

     The Company’s debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; (iii) prohibit any consolidation or merger of the Company or its subsidiaries with an affiliate or third party, any sale of substantially all of the Company or its subsidiaries’ assets, or any payment of subordinated indebtedness prior to its scheduled maturity; and (iv) limit the amount of restricted payments, as defined, the Company may make. The debt agreements also contain a provision that allows for an additional $50.0 million in certain restricted payments, as defined in the agreements, as long as the Company maintains a certain coverage ratio. As of December 31, 2002, the Company met the coverage ratio requirement.

     $23.0 million outstanding on the Company’s Credit Facility will mature during the year ending December 31, 2004. There are no other maturities of long-term debt during the five year period ending December 31, 2007.

     At December 31, 2002 and 2001, the fair market value of the 8.625% Senior Subordinated Notes, based on quoted market prices was $569.8 million and $556.4 million, respectively. As of December 31, 2001, the fair market value of the 9.375% Senior Subordinated Notes, based on quoted market prices was $169.2 million. The fair market value of the Company’s other long-term debt approximated its carrying value as of December 31, 2001, based on the borrowing rates currently available for debt with similar terms.

     The Company is the issuer of certain debt securities that have been guaranteed by HE, RPG and Hammond. The Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the Company other than the subsidiary guarantors are minor.

9. OWNERSHIP REPURCHASE MATTERS

     During 2002, the Company purchased redeemable ownership interests of 0.3% of the Company for $2.5 million in cash.

     During 2001, the Company purchased redeemable ownership interests of 1.1% of the Company for $8.0 million of notes payable. The Company’s remaining obligation under this purchase was $0 and $7.4 million as of December 31, 2002 and 2001, respectively.

     During 2000, the Company purchased redeemable ownership interests of 1.5% of the Company for $13.2 million of notes payable. Operating results for the year ended December 31, 2000 includes an approximate $0.4 million reduction in deferred compensation expense resulting

9. OWNERSHIP REPURCHASE MATTERS (continued)

from the final valuation of this ownership interests. The Company’s remaining obligation under these purchases was $0 and $9.8 million as of December 31, 2002 and 2001, respectively.

     During 1999, Horseshoe Gaming purchased redeemable ownership interests of 12.4% of Horseshoe Gaming for $67.9 million in notes payable. The Company’s remaining obligation under these purchases was $0 and $29.7 million as of December 31, 2002 and 2001, respectively.

     In April 1999, the Company exercised an option to acquire the remaining 8.08% limited partnership interest in Bossier City not held by New Gaming Capital Partnership for total consideration of $30.6 million, which included payments for a non-compete covenant, consents and a release of claims. The consideration for the repurchase consisted of $2.1 million cash, offsets against the negative capital account balances of the former limited partners and payables amounting to $26.0 million. In May 2001, the former limited partners and the Company executed a second two-year covenant not to compete for $7.9 million. As of December 31, 2002 and 2001, the remaining amount to be paid to these limited partners totaled $0.5 million and $3.2 million, respectively, and is included in accrued expenses and other in the accompanying consolidated balance sheets. During the first quarter of 2003, the remaining amount owed to these former limited partners was paid.

10. TRANSACTIONS WITH RELATED PARTIES

     In July 2000, the Company loaned an executive officer of the Company $0.2 million, evidenced by a promissory note. The note included interest at 8%, was due July 2005 and was secured by a second mortgage on the officer’s personal residence. The note was repaid in full during 2002.

     A current owner, through an entity he owns, provides certain financial consulting services to the Company. For the years ended December 31, 2002, 2001 and 2000, the Company paid fees of approximately $0.4 million, $0.4 million and $0.3 million, respectively, to this owner. In addition, this entity received fees from various investment banking firms related to transactions involving the sale of Joliet and the placement of the Company’s Credit Facility and 8.625% Senior Subordinated Notes. These fees totaled $0, $1.7 million and $0.2 million in 2002, 2001, and 2000, respectively.

11. EMPLOYEE COMPENSATION AND BENEFITS

     Deferred compensation expense represents compensation expenses related to ownership interests in the Company issued to employees pursuant to employment agreements, the 1997 Unit Option Plan, and the Equity Incentive Plan as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Employee ownership interests	$—	$—	$4,024
1997 Unit Option Plan	—	—	913
Equity Incentive Plan	10,229	(410)	3,401

	$10,229	$(410)	$8,338

11. EMPLOYEE COMPENSATION AND BENEFITS (continued)

Employee Ownership Interests

     Certain former employees were issued ownership interests in the Company pursuant to employment agreements. The employment agreements included a put/call provision which required the Company to repurchase such employees’ respective ownership interests in the Company in the event of termination at the then fair market value based on an independent appraisal. Accordingly, those compensation agreements were accounted for as variable stock purchase plans. Deferred compensation expense or income was recorded each period equal to the change in the fair market value of the ownership interest. As of December 31, 2000, all of the put/call provisions in the employment agreements had been exercised.

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

     The Company has amended the Equity Incentive Plan to modify the valuation methodology for options and SAR’s granted after January 1, 2002. Options and SAR’s granted prior to January 1, 2002 will continue to be valued using the old method.

11. EMPLOYEE COMPENSATION AND BENEFITS (continued)

     The following table represents stock option (with tandem SARs) activity for the three years ended December 31, 2002:

	Number	Average Price
	of Shares	per Share

Balance, December 31, 1999	145.74	$13,641
Issued	157.25	$44,488
Cancelled	(34.76)	$27,488
Exercised	(32.87)	$13,637

Balance, December 31, 2000	235.36	$32,211
Issued	568.53	$22,303
Cancelled	(348.25)	$30,842
Exercised	(38.13)	$13,641

Balance, December 31, 2001	417.51	$21,557
Issued	212.95	$4,940
Exercised	(153.90)	$23,129

Balance, December 31, 2002	476.56	$13,624

Exercisable at December 31, 2002	7.88	$33,366

     The following table represents SAR activity for the three years ended December 31, 2002:

	Number	Average Price
	of Shares	per Share

Balance, December 31, 1999	171.51	$13,660
Issued	466.10	$45,203
Cancelled	(33.60)	$25,781
Exercised	(40.69)	$13,660

Balance, December 31, 2000	563.32	$39,036
Issued	1,118.15	$21,774
Cancelled	(886.59)	$32,491
Exercised	(28.54)	$13,660

Balance, December 31, 2001	766.34	$22,333
Issued	442.65	$5,062
Cancelled	(51.46)	$19,604
Exercised	(265.49)	$23,650

Balance, December 31, 2002	892.04	$13,528

Exercisable at December 31, 2002	18.05	$36,744

11. EMPLOYEE COMPENSATION AND BENEFITS (continued)

     Options and SARs cancelled and issued during 2001 include the activity resulting from a reduction of the exercise price of options and SARs issued in 2000 and 2001 by 25% due to the sale of Joliet. The sale prompted this adjustment in order to more accurately set the exercise price of the options and SARs to an amount more consistent with a pricing that would have occurred if the Company had not owned Joliet when the options and SARs were issued. In total, 1,044.7 options and SARs with an average exercise price of $30,964 were adjusted to an average exercise price of $23,223. The estimated market price on the date of adjustment was $16,500.

401(k) Savings Plan

     The Company maintains a 401(k) Savings Plan whereby eligible employees may contribute up to 50% of their earnings to the plan, on a pre-tax basis. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. In addition, the Company provides a matching contribution of 100% of the first 2% and 50% of the next 4% of the employees’ contributions. Employees vest in the Company’s matching contributions over four years. The Company’s matching contributions were $3.8 million, $4.2 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Plan

     The Company maintains a nonqualified deferred compensation plan for certain key employees. The plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, plus interest, as a retirement fund. These deferrals are in addition to those allowed under the Company’s 401(k) Savings Plan. All deferred amounts vest immediately. There are no employer matching contributions made under this plan. The employer can make discretionary contributions to the plan. The full amount vested in a participant’s account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

     The net change in current assets and liabilities consists of the following (in thousands):

	Years ended December 31,

	2002	2001	2000

(Increase) decrease in assets:
Accounts receivable	$(2,706)	$(7,975)	$(7,117)
Inventories	(387)	290	(162)
Prepaid expenses and other	(1,417)	405	(5,223)
(Decrease) increase in liabilities:
Accounts payable	(4,579)	(3,531)	6,555
Accrued expenses and other	(5,729)	(4,177)	(4,002)

	$(14,818)	$(14,988)	$(9,949)

Supplemental Cash Flow Disclosure (in thousands)
Cash paid for interest, net of amounts capitalized	$60,776	$80,894	$100,044
Repurchase common stock for debt	$—	$8,043	$13,175
Increase in assets and liabilities associated with Empress Merger	$—	$—	$156,578

13. LEASE COMMITMENTS

     The Company and its subsidiaries lease both real estate and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13 “Accounting for Leases.” As of December 31, 2002, the Company did not have any capital leases.

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

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $7.9 million, $8.9 million and $8.2 million, respectively.

     As of December 31, 2002, the Company is obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

Year ended December 31

2003	$1,637
2004	994
2005	627
2006	229
2007	163
Thereafter	440

Total	$4,090

     In addition to these minimum rental commitments, certain of the Company’s operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts.

14. COMMITMENTS AND CONTINGENCIES

Severance Agreements

     The Company has employment agreements and executive severance agreements with its senior executives which provide for payments to the executives in the event of their termination after a change of control, as defined. These agreements provide for, among other things, a payment of up to 2.99 times executive’s annual salary and bonus, as defined, as well as for accelerated vesting of stock options and SARs upon a change of control, as defined. The estimated amount payable to the executives under these arrangements, excluding any payments for stock options and SARs, was approximately $15.4 million and $14.0 million as of January 1, 2003 and 2002, respectively.

14. COMMITMENTS AND CONTINGENCIES (continued)

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

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and the Company’s subsidiary in Hammond, Indiana (“Horseshoe Hammond” or “Hammond”) on behalf of current and former employees of Horseshoe Hammond alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and sought certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, the United States District Court denied Plaintiffs’ request for class certification and on October 18, 2002, plaintiff’s counsel amended the suit to add 25 additional plaintiffs. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     In 1996, legislation was passed in Louisiana authorizing each parish Police Jury, including the Bossier Police Jury, the governing body of Bossier Parish, to impose a boarding fee of $0.50 per patron entering riverboat gaming facilities in Bossier Parish. In response to this legislation, Horseshoe Bossier City commenced litigation against the Bossier Police Jury, asserting that the Bossier Police Jury had previously contracted away their right to impose an additional $0.50 boarding fee. In January 1997, Horseshoe Bossier City separately settled with the Bossier Police Jury, and the lawsuit was dismissed as it relates to Horseshoe Bossier City and the Bossier Police Jury. As part of the settlement, Horseshoe Bossier City agreed to pay a 1% tax on its gross casino revenues to Bossier Parish with a minimum annual payment of $1.5 million regardless of actual revenue. Subsequently, legislation was passed increasing the maximum amount the Bossier Police Jury could collect to $3.00 per person boarding gaming boats in Bossier City. On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Entertainment, (ii) invalidate a contract fixing the amount paid by Horseshoe Entertainment to Bossier Parish as opposed to a per person boarding fee and (iii) certify the suit as a class action on behalf of all citizens and taxpayers of Bossier Parish. The Company believes the suit is without merit and will vigorously defend itself in the action, including the validity of the contract.

14. COMMITMENTS AND CONTINGENCIES (continued)

     In addition, Billy Brooks Hudson, among others, filed a lawsuit seeking the exact same relief sought in the case filed by Wellborn, as described above. The suit brought by Hudson had previously been dismissed. However, in August 2002, the Louisiana Court of Appeals found that Billy Brooks Hudson, among others, have the right as taxpayers to prosecute a suit against the City of Bossier and others, seeking the same relief sought in the case filed by Wellborn on July 5, 2001. Accordingly, the Louisiana Court of Appeals directed that the trial court reinstate in the 26th Judicial District Court, Bossier Parish Louisiana, the previously dismissed case of Hudson et.al. v. City of Bossier et.al. The Company believes that, like the Wellborn suit, the Hudson suit is without merit and the Company will vigorously defend itself in the action.

Hammond Commitment

     In February 2002, Hammond and the City of Hammond (the “City”) executed the Fourth Amendment to the Hammond Riverboat Development Agreement (“Fourth Amendment”). Pursuant to the Fourth Amendment, the City agreed to allow the expansion of the Hammond facility, to include certain amenities including, but not limited to, a hotel and an additional parking facility. These new amenities may be located in several areas adjacent to the existing operation on real estate that is owned or controlled by the City and other local governmental agencies (collectively the “Lessors”). The Lessors agreed to lease such real estate to Hammond for a period of approximately 69 years (“Expansion Lease”). The Fourth Amendment also provided Hammond with a ten year option to lease additional real estate in the Hammond marina for a term equal to the balance of the Expansion Lease (“Option”).

     The cost of the Expansion Lease, the Option and the lease rental rate for the parcels covered by the Expansion Lease and the Option is $14.0 million plus one dollar per year. Hammond paid the $14.0 million to the Lessors in two installments during the fourth quarter of 2001 and the first quarter of 2002 and at the same time, exercised a portion of its lease option. This payment is being charged to rent expense and amortized over the remaining term of the lease. In addition, Hammond is required to pay a security deposit to the Lessors of $3.25 million. The Fourth Amendment also requires that Hammond relocate the existing public boat launch ramp to a permanent location. The relocation of the boat launch ramp is estimated to be completed in the second quarter of 2003.

15. SUBSEQUENT EVENTS

     Horseshoe Entertainment (“HE”), the Company’s subsidiary that owns and operates Horseshoe Bossier City, was issued an initial operator’s license by the Louisiana Enforcement Division (the “Enforcement Division”) on November 22, 1993 for a five year period. HE timely submitted its renewal application to the Enforcement Division and on October 20, 1998, the Louisiana Gaming Control Board (the “Gaming Control Board”) granted HE’s license renewal subject to a suitability review. HE’s license renewal was extended on October 19, 1999, subject to completion of a suitability review. The Enforcement Division filed a report (the “Report”) with the Louisiana Gaming Control Board on May 13, 2002, documenting the results of its suitability review. The Report noted a number of issues in Horseshoe’s history and dealings with the State of Louisiana that, in the view of the Enforcement Division, should be considered by the Gaming Control Board prior to making the final determination on HE’s license renewal application. HE believed the Report inaccurately describes certain matters. On March 18, 2003, the Gaming Control Board approved a stipulation finding HE and its owners suitable and renewed the casino gaming license of HE through November of 2004. In the stipulation, HE offered to modify certain procedures regarding procurement and minority procurement reporting, among other things. HE also agreed to pay $7.4 million to the State of Louisiana in conjunction with the relicensing. This charge is included in general and administrative expense in the Company’s statement of operations for the year ended December 31, 2002.

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(i.)	Agreement and Plan of Merger by and among Argosy Gaming Company, Joliet Acquisition Corporation, Empress Casino Joliet Corporation, and Horseshoe Gaming Holding Corp. dated as of April 12, 2001.
3.1	(c.)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2	(c.)	By-laws of Horseshoe Gaming Holding Corp.
4.1	(c.)	Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming Holding Corp. and U.S. Trust Company, National Association.
4.2	(c.)	Second Supplemental Indenture, dated as of May 11, 1999, to Indenture, dated as of October 10, 1995, by and between Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company, National Association.

4.3	(c.)	Amendment No. 1 to Second Ship Mortgage on the whole of the Horseshoe Casino & Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.

4.4	(n.)	Intercompany Note due May 15, 2009 executed by Horseshoe Hammond, Inc. in favor of Horseshoe Gaming Holding Corp.
4.5	(e.)	Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.6	(f.)	Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.7	(f.)	Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.8	(f.)	Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.9	(j.)	Amendment No. 4 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of July 20, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

4.10	(k.)	Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of September 1, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

10.1	(c.)	Horseshoe Note Pledge and Security Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C. and U.S. Trust Company, National Association.
10.2	(c.)	Guarantee, dated as of May 11, 1999, by Robinson Property Group, Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.
10.3	(c.)	Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.

Exhibit
Number		Description

10.4	(c.)	Stockholders’ Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.
10.5	(a.)	Exclusive License Agreement, dated July 2, 1998, by and between Horseshoe Gaming, L.L.C. and Horseshoe License Company.
10.6	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and August Robin.

10.7	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra Piper; and Robert E. Piper, Jr.

10.8	(d.)	Consulting Agreement, dated as of July 23, 1999, by and between Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.
10.9	(f.)	Equity Incentive Plan dated as of January 1, 1999 by and between Horseshoe Gaming Holding Corp. and certain employees.
10.10	(g.)	Empress Casino Joliet Settlement Agreement between the Illinois Gaming Board, Horseshoe Gaming Holding Corp., Empress Casino Joliet Corporation and Jack Binion, dated January 31, 2001.
10.11	(l.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Roger P. Wagner.
10.12	(l.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Kirk C. Saylor.
10.13	(l.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Peri N. Howard.
10.14	(l.)	Executive Severance Agreement, dated November 30, 2001 by and between Horseshoe Gaming Holding Corp. and Dominic F. Polizzotto.
10.15	(h.)	Executive Severance Agreement, dated August 21, 2001, by and between Horseshoe Gaming Holding Corp. and Floyd B. Hannon.
10.16	(h.)	Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
10.17	(l.)	First, Second, Third and Fourth Amendments of the Horseshoe Gaming Holding Corp. Deferred Compensation Plan.
10.18	(m.)	Fourth Amendment to the Hammond Riverboat Gaming Project Development Agreement, dated as of October 26, 2001.
10.19	(m.)	Horseshoe Gaming Holding Corp. Executive Supplemental Medical Plan, effective January 1, 2002.
10.20	(m.)	First Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.
10.21	(m.)	Second Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.
10.22	(n.)	Stipulation, dated March 18, 2003, in regards to Horseshoe Entertainment and the Louisiana Gaming Control Board.
21.1	(n.)	Subsidiaries of Horseshoe Gaming Holding Corp.
99.1	(n.)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	(n.)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.
(b.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999.
(c.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.
(d.)	Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on July 30, 1999.
(e.)	Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on August 2, 1999.
(f.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.
(g.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on February 7, 2001.
(h.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on April 2, 2001.
(i.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on April 19, 2001.
(j.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August l4, 2001.
(k.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2001.
(l.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 21, 2002.
(m.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 7, 2002.
(n.)	Filed herewith.