Form 10-Q
period 2003-03-31
HORSESHOE GAMING HOLDING CORP
filed 2003-05-13
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    ☐    No    ☒

As of May 9, 2003, the registrant had 13,298 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

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
CERTIFICATION
EXHIBIT INDEX
EXHIBIT 99.1
EXHIBIT 99.2

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets as of March 31, 2003 and December 31, 2002	3
Consolidated Condensed Statements of Operations for the three months ended March 31, 2003 and 2002	4
Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	13
SIGNATURE	14
Certification — Kirk C. Saylor, Chief Financial Officer	15
Certification — Jack B. Binion, Chief Executive Officer	16

PART I                     FINANCIAL INFORMATION

Item 1.                     FINANCIAL STATEMENTS

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except for share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$85,119	$87,373
Restricted cash	14,319	14,286
Accounts receivable, net of allowance for doubtful accounts of $6,738 and $6,779, respectively	13,027	12,555
Inventories	5,041	5,418
Prepaid expenses and other	13,224	7,825

Total current assets	130,730	127,457

Property and equipment, net	467,501	471,003
Goodwill	252,242	252,242
Intangibles, net	11,710	12,970
Other, net	37,357	37,887

	$899,540	$901,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,487	$8,860
Accrued expenses and other	94,957	99,492

Total current liabilities	105,444	108,352

Long-term liabilities
Long-term debt	543,822	556,773
Other long-term liabilities	6,682	6,923

Total long-term liabilities	550,504	563,696

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,077 shares outstanding	—	—
Additional paid-in capital	59,808	59,808
Retained earnings	239,082	225,001

	298,890	284,809
Treasury stock, at cost, 1,923 shares	(55,298)	(55,298)

Total stockholders’ equity	243,592	229,511

	$899,540	$901,559

The accompanying notes are an integral part of these consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31
(unaudited)
(in thousands)

	2003	2002

Revenues
Casino	$215,221	$207,933
Food and beverage	20,427	20,530
Hotel	7,420	7,136
Retail and other	4,290	4,764

	247,358	240,363
Promotional allowances and other	(37,257)	(35,419)

Net revenues	210,101	204,944

Expenses
Casino	119,228	103,567
Food and beverage	6,261	5,902
Hotel	495	621
Retail and other	1,245	1,862
General and administrative	28,287	26,319
Corporate expenses	5,498	4,855
Deferred compensation	(199)	3,116
Net loss on disposal of assets	71	1,294
Depreciation and amortization	13,379	13,893

Total expenses	174,265	161,429

Operating income	35,836	43,515
Other income (expense)
Interest expense	(12,748)	(17,679)
Interest income	178	927
Other, net	—	(615)

Total other income (expense)	(12,570)	(17,367)

Net income	$23,266	$26,148

The accompanying notes are an integral part of these consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(unaudited)
(in thousands)

	2003	2002

Cash flows from operating activities
Net income	$23,266	$26,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,379	13,893
Net loss on disposal of assets	71	1,294
Amortization of debt discounts, deferred finance charges and other	678	789
Provision for doubtful accounts	598	825
Deferred compensation	(199)	3,116
Increase in restricted cash	(33)	—
Net change in current assets and current liabilities	(5,893)	(527)

Net cash provided by operating activities	31,867	45,538

Cash flows from investing activities
Purchases of property and equipment	(8,760)	(10,369)
Proceeds from sale of property and equipment	101	90
Net increase in other assets	53	(1,011)

Net cash used in investing activities	(8,606)	(11,290)

Cash flows from financing activities
Repayments on long-term debt	(13,000)	(2,608)
Capital dividends	(12,515)	—

Net cash used in financing activities	(25,515)	(2,608)

Net change in cash and cash equivalents	(2,254)	31,640
Cash and cash equivalents, beginning of period	87,373	220,817

Cash and cash equivalents, end of period	$85,119	$252,457

Supplemental cash flow disclosure
Interest paid	$851	$735
Accrued capital dividends	$9,185	$11,811

The accompanying notes are an integral part of these consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 — Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. The Company adopted SFAS 143 in the first quarter of 2003. Adoption of SFAS 143 did not have a material impact on the Company’s results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any extraordinary losses recognized by the Company will be reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 in the first quarter of 2003. Adoption of SFAS 146 did not have a material impact on the Company’s results of operations or financial position.

Note 3 — Deferred Compensation

     The Company recorded deferred compensation of $(0.2) million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively, related to the (depreciation)/appreciation of vested stock appreciation rights in the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

Note 4 — Intangible Assets, Net

     As of March 31, 2003, the Company had the following intangible assets recorded on its balance sheet (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Balance

Deferred licensing fees	$11,131	$3,229	$7,902
Covenant not to compete	7,959	7,323	636
Other	5,967	2,795	3,172

	$25,057	$13,347	$11,710

     All of the Company’s intangible assets are being amortized under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Amortization expense on intangible assets for the three months ended March 31, 2003 was $1.3 million. Estimated annual amortization expense on intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $2.8 million, $1.2 million, $0.7 million, $0.7 million and $0.7 million, respectively.

Note 5 — Contingencies

     The Company and its subsidiaries are from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed in the Company’s Form 10-K for the year ended December 31, 2002, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

Note 6 — Subsequent Events

     In May 2003, the Governor of Indiana signed into law a bill requiring Indiana casino operators to pay gaming taxes at the higher graduated rates related to dockside gaming effective as of July 1, 2002 and not at the time of start up of dockside operations in August 2002. The bill also allows 24 hour gaming at the Indiana casinos, an increase from 21 hours. The Company will record approximately $3.2 million in additional gaming tax expense in the second quarter of 2003. This additional tax is payable over two years.

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

     This Quarterly Report on Form 10-Q contains certain “forward looking statements”, express or implied, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements generally can be identified by phrases such as the Company or its management “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” “foresees,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These forward-looking statements are based on the beliefs of management, as well as assumptions made based on information currently available to management. The reader is cautioned that forward-looking statements involve risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied therein, including, but not limited to risks associated with substantial indebtedness, debt service and liquidity; construction delays or disruption; risks of competition in the Company’s existing and future markets; failure to obtain or retain licenses or regulatory approvals; and changes in gaming laws and regulations. Further information on these and other applicable risks are included in the Company’s filings with the Securities and Exchange Commission.

     On March 18, 2003, the Louisiana Gaming Control Board renewed the casino license for Bossier City through November 2004. For further discussion, please refer to the Company’s Form 10-K for the year ended December 31, 2002.

Results of Operations
Financial Highlights

	Three Months ended March 31,		% Increase/(Decrease)

	2003	2002	2003 vs. 2002

	(dollars in thousands)
Casino revenues
Bossier City	$63,574	$64,107	-1%
Tunica	64,154	69,503	-8%
Hammond	87,493	74,323	18%

	$215,221	$207,933	4%

Net revenues
Bossier City	$63,498	$64,380	-1%
Tunica	61,449	67,377	-9%
Hammond	85,154	73,187	16%

	$210,101	$204,944	3%

Operating income (loss)
Bossier City (a)	$10,617	$10,970	-3%
Tunica (a)	15,278	23,493	-35%
Hammond (a)	15,184	16,784	-10%
Corporate expenses	(5,498)	(4,855)	13%
Deferred compensation	199	(3,116)	(b )
Other	56	239	-77%

	$35,836	$43,515	-18%

Other information
Interest expense, net	$12,570	$16,752	-25%
Net income	$23,266	$26,148	-11%

Operating margin (operating income/net revenue)(c)
Bossier City (a)	17%	17%	0 pts.
Tunica (a)	25%	35%	-10 pts.
Hammond (a)	18%	23%	-5 pts.
Consolidated	17%	21%	-4 pts.

(a)	Before corporate allocations and deferred compensation.

(b)	Not meaningful.

(c)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Three months ended March 31, 2003 and 2002

     Consolidated net revenues for the quarter ended March 31, 2003 increased 3% over the prior year period. This increase was attributable to strong revenue improvements in Hammond as the result of the conversion to dockside gaming in August 2002, significantly offset by year-over-year revenue decreases experienced in both Bossier City and Tunica. The revenue weaknesses in Bossier City and Tunica, coupled with the tax increases in Bossier City and Hammond, were the primary reasons each of the three properties experienced decreases in operating income in the first quarter of 2003.

     Casino revenues in Bossier City decreased 1% in the first quarter of 2003 as compared to the prior year period while the Shreveport/Bossier City market decreased approximately 3% in the same period. Bossier City benefited from improved hold percentages in the 2003 quarter, however, such improvements were more than offset by decreases in slot and table volumes. Impacting operating income and margins was an additional 1% increase in gaming tax over the prior year. The gaming tax in Louisiana increased from 19.5% to 20.5% in April 2002 and is scheduled to increase to 21.5% in April 2003. No further increases in tax rates are currently scheduled to occur after April 2003.

     Results in Tunica were disappointing in the first quarter of 2003. Marketing wars in that market have intensified, requiring Tunica to respond by spending additional marketing dollars to remain competitive. Decreases in volume coupled with lower hold percentages in both slots and table games attributed to the revenue decline. Contributing to the decrease in first quarter 2003 operating income and margins as compared to the comparable period in the prior year was the $1.9 million positive adjustment, recorded in the prior year, related to favorable resolutions on various tax matters.

     Casino revenues in Hammond increased 18% in the first quarter of 2003 as compared to the same period in the prior year as a result of the August 2002 conversion to dockside gaming. While Hammond has experienced significant revenue increases as a result of dockside gaming, operating income and margins still fell significantly short of prior year due to the increase in state gaming taxes. For the quarter ended March 2003, Hammond’s state gaming tax rate was approximately 30.5% as compared to 20.0% in the prior year quarter.

     Corporate expenses increased 13% in the first quarter of 2003, partially due to an increase in legal fees and to an increase in estimated franchise taxes.

     Deferred compensation decreased $3.3 million in the first quarter of 2003 as compared to the prior year period due to a reduction in the valuation used to calculate the value of vested stock appreciation rights.

     Interest expense, net decreased 25% in the first quarter of 2003 as compared to the prior year period due to lower outstanding debt balances during the 2003 quarter.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had cash and cash equivalents of $85.1 million. During the first quarter of 2003, cash provided by operating activities was $31.9 million, net cash used in investing activities was $8.6 million and net cash used in financing activities was $25.5 million.

     As of May 1, 2003, there was $10.0 million outstanding on the Company’s $150.0 million Credit Facility. The Credit Facility is permanently reduced by $28.1 million on December 31, 2003 and $40.6 million per quarter beginning March 31, 2004. The Company is currently evaluating its alternatives regarding the Credit Facility and its other outstanding debt. The Company has no off balance sheet financing.

     Capital expenditures in Hammond during the next twelve months include a $50.0 million parking garage plus a $15.7 million interim expansion. The interim expansion includes riverboat and pavilion renovations plus the addition of approximately 450 slot machines. The parking garage is expected to be completed in early 2004 while the interim expansion is expected to be completed in the third quarter of 2003. No material capital expenditures are currently planned in Bossier City or Tunica during the next twelve months.

     The Company believes that the Company’s cash and cash equivalents on hand, cash flow from operations and available borrowing capacity will be adequate to meet the Company’s existing debt service obligations and capital expenditure commitments for the next twelve months.

Subsequent Events

     In May 2003, the Governor of Indiana signed into law a bill requiring Indiana casino operators to pay gaming taxes at the higher graduated rates related to dockside gaming effective as of July 1, 2002 and not at the time of start up of dockside operations in August 2002. The bill also allows 24 hour gaming at the Indiana casinos, an increase from 21 hours. The Company will record approximately $3.2 million in additional gaming tax expense in the second quarter of 2003. This additional tax is payable over two years.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. The Company adopted SFAS 143 in the first quarter of 2003. Adoption of SFAS 143 did not have a material impact on the Company’s results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any extraordinary losses recognized by the Company will be reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 in the first quarter of 2003. Adoption of SFAS 146 did not have a material impact on the Company’s results of operations or financial position.

Item 3.                     Quantitative and Qualitative Disclosure About Market Risk

     As of March 31, 2003 there were no material changes to the information incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

HORSESHOE GAMING HOLDING CORP. a Delaware corporation

Date: May 9, 2003	By:	/s/ Kirk C. Saylor Kirk C. Saylor Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

     I, Kirk C. Saylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Horseshoe Gaming Holding Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Kirk C. Saylor Kirk C. Saylor Chief Financial Officer

CERTIFICATION

     I, Jack B. Binion, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Horseshoe Gaming Holding Corp.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Jack B. Binion Jack B. Binion Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.
3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.
99.1 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 (b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.
(b)	Included herein.