Form 10-Q
period 2003-06-30
HORSESHOE GAMING HOLDING CORP
filed 2003-08-12
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number	333-0214

HORSESHOE GAMING HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	88-0425131

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9921 Covington Cross Drive, Las Vegas, NV	89144-6835

(Address of principal executive office)	(Zip Code)

(702) 932-7800

(Registrant’s telephone number, including area code)

18454 South West Creek Drive, Tinley Park, IL 60477

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).

Yes	No	X

As of August 12, 2003, the registrant had 13,330 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

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
SIGNATURE
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2003 and 2002	4
	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURE		18

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except for share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$85,986	$87,373
Restricted cash	14,347	14,286
Accounts receivable, net of allowance for doubtful accounts of $6,819 and $6,779, respectively	13,513	12,555
Inventories	4,914	5,418
Prepaid expenses and other	12,775	7,825

Total current assets	131,535	127,457

Property and equipment, net	471,157	471,003
Goodwill	252,242	252,242
Intangibles, net	11,176	12,970
Other, net	37,180	37,887

	$903,290	$901,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,856	$8,860
Accrued expenses and other	71,543	99,492

Total current liabilities	80,399	108,352

Long-term liabilities
Long-term debt	558,870	556,773
Other long-term liabilities	9,198	6,923

Total long-term liabilities	568,068	563,696

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,109 and 23,077 shares outstanding, respectively	—	—
Additional paid-in capital	59,209	59,808
Retained earnings	249,970	225,001

	309,179	284,809
Treasury stock, at cost, 1,891 and 1,923 shares, respectively	(54,356)	(55,298)

Total stockholders’ equity	254,823	229,511

	$903,290	$901,559

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues
Casino	$212,362	$209,531	$427,583	$417,464
Food and beverage	20,229	19,717	40,656	40,247
Hotel	7,598	7,321	15,018	14,457
Retail and other	4,770	5,016	9,060	9,780

	244,959	241,585	492,317	481,948
Promotional allowances and other	(38,966)	(35,581)	(76,223)	(71,000)

Net revenues	205,993	206,004	416,094	410,948

Expenses
Casino	125,120	107,817	244,348	211,384
Food and beverage	6,256	6,242	12,517	12,144
Hotel	488	601	983	1,222
Retail and other	1,472	2,375	2,717	4,237
General and administrative	28,111	30,468	56,398	56,787
Corporate expenses	6,084	8,545	11,582	13,400
Deferred compensation	(293)	4,645	(492)	7,761
Loss on early retirement of debt	—	9,683	—	9,683
Net loss on disposal of assets	1,157	2,566	1,228	3,860
Depreciation and amortization	13,394	13,893	26,773	27,786

Total expenses	181,789	186,835	356,054	348,264

Operating income	24,204	19,169	60,040	62,684

Other income (expense)
Interest expense	(12,690)	(17,584)	(25,438)	(35,263)
Interest income	202	872	380	1,799
Other, net	66	—	66	(615)

Total other income (expense)	(12,422)	(16,712)	(24,992)	(34,079)

Net income	$11,782	$2,457	$35,048	$28,605

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(unaudited)
(in thousands)

	2003	2002

Cash flows from operating activities
Net income	$35,048	$28,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,773	27,786
Amortization of debt discounts, deferred finance charges and others	1,356	1,561
Extraordinary loss on early retirement of debt	—	9,683
Net loss on disposal of assets	1,228	3,860
Provision for doubtful accounts	1,617	1,609
Deferred compensation	(492)	7,761
Increase in restricted cash	(61)	—
Net change in current assets and current liabilities	(20,626)	(16,667)

Net cash provided by operating activities	44,843	64,198

Cash flows from investing activities
Purchases of property and equipment	(26,159)	(18,488)
Proceeds from sale of property and equipment	268	205
Net increase in other assets	93	(3,715)

Net cash used in investing activities	(25,798)	(21,998)

Cash flows from financing activities
Proceeds from long-term debt	20,000	60,000
Repayments on long-term debt	(18,000)	(206,031)
Exercise of stock options	162	—
Payment of call premium to retire debt	—	(7,457)
Capital dividends	(22,594)	(19,021)

Net cash used in financing activities	(20,432)	(172,509)

Net change in cash and cash equivalents	(1,387)	(130,309)

Cash and cash equivalents, beginning of period	87,373	220,817

Cash and cash equivalents, end of period	$85,986	$90,508

Supplemental cash flow disclosure
Interest paid	$24,241	$35,721

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 – Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. The Company adopted SFAS 143 in the first quarter of 2003. Adoption of SFAS 143 did not have a material impact on the Company’s results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Extraordinary losses of $9.7 million recognized by the Company in the three months ended June 30, 2002 have been reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s results of operations or financial position.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150, which aims to eliminate diversity in practice by requiring that the following three types of “freestanding” financial instruments be reported as liabilities by their issuers:

•	Mandatorily redeemable instruments (i.e. instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets).

•	Forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligations for cash or by transferring other assets.

•	Certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a “monetary value” at inception that (a) is fixed, (b) is tied to a market index or other benchmark (something other than the fair value of the issuer’s equity shares), or (c) varies inversely with the fair value of the equity shares (e.g., a written put option).

The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. Adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial position.

Note 3 – Intangible Assets, Net

     As of June 30, 2003, the Company had the following intangible assets recorded on its balance sheet (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Balance

Deferred licensing fees	$11,131	$3,366	$7,765
Other	6,380	2,969	3,411

	$17,511	$6,335	$11,176

     All of the Company’s intangible assets are being amortized under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Amortization expense on intangible assets for the three and six months ended June 30, 2003 was $0.9 million and $2.2 million, respectively. Estimated annual amortization expense on intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $2.8 million, $1.3 million, $0.8 million, $0.8 million and $0.8 million, respectively.

Note 4 — Contingencies

     The Company and its subsidiaries, from time to time, are party to legal proceedings arising in the ordinary course of business. Except as discussed below and in the Company’s Form 10-K for the year ended December 31, 2002, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

     On April 18, 2003, a lawsuit was filed in the Circuit Court of Tunica County, Mississippi. The Plaintiffs are personal representatives of the estate of three individuals who died following a car accident in Tunica County, Mississippi. The personal representatives allege that the car accident was the result of an individual driving while under the influence of alcohol and that the driver was served the alcohol while at the Horseshoe Casino Tunica. Tunica and the Company deny the allegations in the complaint and intend to vigorously contest the matter.

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

Results of Operations
Financial Highlights

	Three months ended June 30,		% Increase/(Decrease)

	2003	2002	2003 vs. 2002

	(dollars in thousands)
Casino revenues
Bossier City	$65,939	$66,360	-1%
Tunica	60,319	67,117	-10%
Hammond	86,104	76,054	13%

	$212,362	$209,531	1%

Net revenues
Bossier City	$65,179	$66,315	-2%
Tunica	57,299	65,314	-12%
Hammond	83,515	74,375	12%

	$205,993	$206,004	0%

Operating income (loss)
Bossier City (a)	$10,560	$11,333	-7%
Tunica (a)	11,761	18,094	-35%
Hammond (a)	7,818	12,675	-38%
Corporate expenses	(6,084)	(8,545)	29%
Deferred compensation	293	(4,645)	(b	)
Loss on early retirement of debt	—	(9,683)	(b	)
Other	(144)	(60)	-140%

	$24,204	$19,169	26%

Other information
Interest expense, net	$12,488	$16,712	-25%
Net income	$11,782	$2,457	380%

Operating margin (operating income/net revenue)(c)
Bossier City (a)	16%	17%	-1	pt.
Tunica (a)	21%	28%	-7	pts.
Hammond (a)	9%	17%	-8	pts.
Consolidated	12%	9%	3	pts.

(a)	Before corporate allocations and deferred compensation.

(b)	Not meaningful.

(c)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Three months ended June 30, 2003 and 2002

     Consolidated net revenues for the quarter ended June 30, 2003 were flat as compared to the prior year period. Revenue improvements in Hammond as the result of the conversion to dockside gaming in August 2002, were partially offset by year-over-year revenue decreases experienced primarily in Tunica. Tax increases in Hammond and Bossier City, along with the decrease in revenue in Tunica, were the primary reasons that each of the three properties experienced decreases in operating income in the second quarter of 2003.

     Casino revenues in Bossier City decreased 1% in the second quarter of 2003 as compared to the prior year period while the Shreveport/Bossier City market increased approximately 1% between the two periods. Contributing to the market increase was the May 21, 2003 opening of approximately 900 slots at a nearby horse racetrack facility. Excluding the results from this new facility, the Shreveport/Bossier City market decreased approximately 3% during the second quarter of 2003 as compared to the same period in the prior year. Increased slot hold percentages in Bossier City in the quarter ended June 30, 2003 were more than offset by reduced table game hold and decreases in slot and table volumes as compared to the quarter ended June 30, 2002. Impacting operating income and margins was an additional 1% increase in gaming tax over the prior year. The gaming tax in Louisiana increased from 20.5% to 21.5% in April 2003. In addition, Bossier City reserved an additional $0.4 million on a note receivable in the quarter ended June 30, 2003.

     Competitive struggles continued in Tunica in the second quarter of 2003. While Tunica experienced an approximate 3% increase in coin-in during the quarter ended June 30, 2003 as compared to the same quarter in the prior year, their slot hold percentage dropped approximately .6 percentage points as compared to the prior year period. Also contributing to the second quarter 2003 decrease was a 6% decrease in table drop, coupled with a 3.1 percentage point decline in the table hold percentage as compared to the prior year. Partially offsetting the revenue shortfalls in the second quarter of 2003 were reductions in showroom entertainment, special events and employee benefits.

     Casino revenues in Hammond increased 13% in the second quarter of 2003 as compared to the same period in the prior year as a result of the August 2002 conversion to dockside gaming. While Hammond has experienced revenue increases from dockside gaming, operating income and margins still fell significantly short of prior year primarily due to the increase in state gaming taxes. In addition to the higher effective tax rate that Hammond is now experiencing, an additional $5.1 million in gaming taxes was recorded in the second quarter of 2003 as the result of a retroactive tax increase imposed by the Indiana legislature during the quarter. Also, during the second quarter of 2003, Hammond recorded $1.2 million in disposal costs related to assets being replaced as a result of the expansion projects at that facility. This compares to a $2.5 million charge in the second quarter of the prior year, primarily related to the write-off of design and option fees on a site upon which the Company no longer planned to utilize.

     Corporate expenses decreased by $2.5 million in the second quarter of 2003 as compared to the prior year period. The prior year period includes a $2.3 million franchise tax accrual in the second quarter of 2002 related to a Louisiana franchise tax audit. Generally, corporate expenses have decreased year-over-year, with reductions in legal expenses, employee benefits, and advertising; however, the second quarter of 2003 includes $1.9 million related to the relocation of the corporate headquarters from Illinois to Nevada.

     Deferred compensation decreased $4.9 million in the second quarter of 2003 as compared to the prior year period due primarily to a reduction in the valuation used to calculate the value of vested stock appreciation rights.

     Interest expense, net decreased 25% in the second quarter of 2003 as compared to the prior year period due primarily to lower outstanding debt balances during the 2003 quarter. In June 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of this redemption, the Company recorded a loss on early retirement of debt of $9.7 million in the second quarter of 2002.

Results of Operations
Financial Highlights

	Six months ended June 30,		% Increase/(Decrease)

	2003	2002	2003 vs. 2002

	(dollars in thousands)
Casino revenues
Bossier City	$129,513	$130,467	-1%
Tunica	124,473	136,620	-9%
Hammond	173,597	150,377	15%

	$427,583	$417,464	2%

Net revenues
Bossier City	$128,677	$130,695	-2%
Tunica	118,748	132,691	-11%
Hammond	168,669	147,562	14%

	$416,094	$410,948	1%

Operating income (loss)
Bossier City (a)	$21,177	$22,303	-5%
Tunica (a)	27,039	41,587	-35%
Hammond (a)	23,002	29,459	-22%
Corporate expenses	(11,582)	(13,400)	14%
Deferred compensation	492	(7,761)	(b	)
Loss on early retirement of debt	—	(9,683)	(b	)
Other	(88)	179	-149%

	$60,040	$62,684	-4%

Other information
Interest expense, net	$25,058	$33,464	-25%
Net income	$35,048	$28,605	23%

Operating margin (operating income/net revenue)(c)
Bossier City (a)	16%	17%	-1	pt.
Tunica (a)	23%	31%	-8	pts.
Hammond (a)	14%	20%	-6	pts.
Consolidated	14%	15%	-1	pt.

(a)	Before corporate allocations and deferred compensation.

(b)	Not meaningful.

(c)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Six months ended June 30, 2003 and 2002

     Consolidated net revenues for the six months ended June 30, 2003 increased 1% as compared to the prior year period. Revenue improvements in Hammond as the result of the conversion to dockside gaming in August 2002, were partially offset by year-over-year revenue decreases experienced primarily in Tunica. Tax increases in Bossier City and Hammond, along with decreases in revenue in Tunica, were the primary reasons that each of the three properties experienced decreases in operating income in the first half of 2003.

     Casino revenues in Bossier City decreased 1% in the six months ended June 30, 2003 as compared to the prior year period while the Shreveport/Bossier City market also decreased approximately 1% between the two periods. Contributing to the market results was the May 21, 2003 opening of approximately 900 slots at a nearby horse racetrack facility. Excluding the results from this new facility, the Shreveport/Bossier City market decreased approximately 3% during the first half of 2003 as compared to the same period in the prior year. Increased slot and table hold percentages in Bossier City in the six months ended June 30, 2003 were more than offset by decreases in slot and table volumes as compared to the six months ended June 30, 2002. Impacting operating income and margins was an additional 1% increase in gaming tax over the prior year. The gaming tax in Louisiana increased from 19.5% to 20.5% in April 2002 and from 20.5% to 21.5% in April 2003. In addition, Bossier City reserved an additional $0.4 million on a note receivable in the six months ended June 30, 2003.

     Results in Tunica during the six months ended June 30, 2003 were impacted by competitive pressures in the market. While Tunica’s coin-in was flat during the six months ended June 30, 2003 as compared to the prior year, their slot hold percentage dropped approximately .5 percentage points as compared to the prior year period. Also contributing to the 2003 decrease was a 6% decrease in table drop, coupled with a 1.4 percentage point decrease in the table hold percentage as compared to the prior year. Partially offsetting the revenue shortfalls in the six months ended June 30, 2003 were reductions in showroom entertainment, special events and employee benefits.

     Casino revenues in Hammond increased 15% in the six months ended June 30, 2003 as compared to the same period in the prior year as a result of the August 2002 conversion to dockside gaming. While Hammond has experienced revenue increases from dockside gaming, operating income and margins still fell significantly short of prior year primarily due to the increase in state gaming taxes. In addition to the higher effective tax rate that Hammond is now experiencing, an additional $5.1 million in gaming taxes was recorded in the six months ended June 30, 2003 as the result of retroactive tax increase imposed by the Indiana legislature during the period. Also, during the first six months of 2003, Hammond recorded $1.2 million in disposal costs related to assets being replaced as a result of the expansion projects at that facility. This compares to a $2.9 million charge in the six months ended June 30, 2002, primarily related to the write-off of design and option fees on a site upon which the Company no longer planned to utilize.

     Corporate expenses decreased by $1.8 million in the six months ended June 30, 2003 as compared to the prior year period. The prior year period includes a $2.3 million franchise tax accrual in the six months ended June 30, 2002 related to a Louisiana franchise tax audit. During the six months ended June 30, 2003, $1.9 million was recorded related to the relocation of the corporate headquarters from Illinois to Nevada.

     Deferred compensation decreased $8.3 million in the six months ended June 30, 2003 as compared to the prior year period due primarily to a reduction in the valuation used to calculate the value of vested stock appreciation rights.

     Interest expense, net decreased 25% in the first six months of 2003 as compared to the prior year period due primarily to lower outstanding debt balances during the 2003 period. In June 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of this redemption, the Company recorded a loss on early retirement of debt of $9.7 million in the six months ended June 30, 2002.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had cash and cash equivalents of $86.0 million. During the first six months of 2003, cash provided by operating activities was $44.8 million, net cash used in investing activities was $25.8 million and net cash used in financing activities was $20.4 million.

     As of August 1, 2003, there was $10.0 million outstanding on the Company’s $150.0 million Credit Facility. The Credit Facility is permanently reduced by $28.1 million on December 31, 2003 and $40.6 million per quarter beginning March 31, 2004. The Company is currently evaluating its alternatives regarding the Credit Facility and its other outstanding debt. The Company has no off balance sheet financing.

     Horseshoe Hammond is currently undergoing an expansion of its facility. This expansion includes the construction of a $50.0 million parking garage plus a $15.7 million interim expansion. The interim expansion includes enhancements to the boat and pavilion, including the addition of approximately 400 slot machines. As of July 31, 2003, approximately $10.8 million has been expended related to these projects. The interim expansion is expected to be completed in the third quarter of 2003, while the parking garage is expected to be completed in early 2004. Other than normal, routine maintenance capital expenditures, no other material capital expenditures are currently planned in Bossier City or Tunica during the next twelve months.

     The Company believes that the Company’s cash and cash equivalents on hand, cash flow from operations and available borrowing capacity will be adequate to meet the Company’s existing debt service obligations and capital expenditure commitments for the next twelve months.

Contingencies

     The Company and its subsidiaries, from time to time, are party to legal proceedings arising in the ordinary course of business. Except as discussed below and in the Company’s Form 10-K for the year ended December 31, 2002, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

     On April 18, 2003, a lawsuit was filed in the Circuit Court of Tunica County, Mississippi. The Plaintiffs are personal representatives of the estate of three individuals who died following a car accident in Tunica County, Mississippi. The personal representatives allege that the car accident was the result of an individual driving while under the influence of alcohol and that the driver was served the alcohol while at the Horseshoe Casino Tunica. Tunica and the Company deny the allegations in the complaint and intend to vigorously contest the matter.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the recognition of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of the long-lived asset, as well as the disclosure of certain information related to asset retirement obligations. The Company adopted SFAS 143 in the first quarter of 2003. Adoption of SFAS 143 did not have a material impact on the Company’s results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Extraordinary losses of $9.7 million recognized by the Company in the three months ended June 30, 2002 have been reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s results of operations or financial position.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150, which aims to eliminate diversity in practice by requiring that the following three types of “freestanding” financial instruments be reported as liabilities by their issuers:

•	Mandatorily redeemable instruments (i.e. instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets).

•	Forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligations for cash or by transferring other assets.

•	Certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a “monetary value” at inception that (a) is fixed, (b) is tied to a market index or other benchmark (something other than the fair value of the issuer’s equity shares), or (c) varies inversely with the fair value of the equity shares (e.g., a written put option).

The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for (1) instruments entered into or modified after May 31, 2003 and (2) pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. Adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2003 there were no material changes to the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.	Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     On April 18, 2003, a lawsuit was filed in the Circuit Court of Tunica County, Mississippi. The Plaintiffs are personal representatives of the estate of three individuals who died following a car accident in Tunica County, Mississippi. The personal representatives allege that the car accident was the result of an individual driving while under the influence of alcohol and that the driver was served the alcohol while at the Horseshoe Casino Tunica. Tunica and the Company deny the allegations in the complaint and intend to vigorously contest the matter.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.

31.1 (b)	Certification of Jack B. Binion, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (b)	Certification of Kirk C. Saylor, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Jack B. Binion, Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Kirk C. Saylor, Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(b)	Included herein.

Reports on Form 8-K filed during the quarter: None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSESHOE GAMING HOLDING CORP. a Delaware corporation

Date: August 12, 2003

	By:	/s/ Kirk C. Saylor

Kirk C. Saylor
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1 (a)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2 (a)	By-laws of Horseshoe Gaming Holding Corp.

31.1 (b)	Certification of Jack B. Binion, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (b)	Certification of Kirk C. Saylor, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (b)	Certification of Jack B. Binion, Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (b)	Certification of Kirk C. Saylor, Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(b)	Included herein.