Form 10-Q
period 2003-09-30
HORSESHOE GAMING HOLDING CORP
filed 2003-11-10
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number	333-0214

HORSESHOE GAMING HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	88-0425131

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9921 Covington Cross Drive, Las Vegas, NV	89144-6835

(Address of principal executive office)	(Zip Code)

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of November 7, 2003, the registrant had 13,336 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

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
SIGNATURE
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2003 and 2002	4
	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURE		18

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except for share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$106,544	$87,373
Restricted cash	1,005	14,286
Accounts receivable, net of allowance for doubtful accounts of $6,122 and $6,779, respectively	13,131	12,555
Inventories	4,772	5,418
Prepaid expenses and other	9,530	7,825

Total current assets	134,982	127,457

Property and equipment, net	479,107	471,003
Goodwill	252,242	252,242
Intangibles, net	10,862	12,970
Other, net	36,133	37,887

	$913,326	$901,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,983	$8,860
Accrued expenses and other	89,862	99,492

Total current liabilities	97,845	108,352

Long-term liabilities
Long-term debt	533,919	556,773
Other long-term liabilities	5,886	6,923

Total long-term liabilities	539,805	563,696

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,115 and 23,077 shares outstanding, respectively	—	—
Additional paid-in capital	59,090	59,808
Retained earnings	270,784	225,001

	329,874	284,809
Treasury stock, at cost, 1,885 and 1,923 shares, respectively	(54,198)	(55,298)

Total stockholders’ equity	275,676	229,511

	$913,326	$901,559

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues
Casino	$214,511	$207,905	$642,094	$625,369
Food and beverage	20,594	19,891	61,250	60,138
Hotel	7,722	7,122	22,740	21,579
Retail and other	4,937	4,663	13,997	14,443

	247,764	239,581	740,081	721,529
Promotional allowances and other	(37,853)	(34,587)	(114,076)	(105,587)

Net revenues	209,911	204,994	626,005	615,942

Expenses
Casino	119,163	110,499	363,511	321,883
Food and beverage	7,913	6,151	20,430	18,295
Hotel	503	663	1,486	1,885
Retail and other	2,023	1,556	4,740	5,793
General and administrative	26,627	28,364	83,025	85,151
Corporate expenses	5,526	5,579	17,108	18,979
Deferred compensation	173	325	(319)	8,086
Loss on early retirement of debt	—	—	—	9,683
Net loss on disposal of assets	1,543	397	2,771	4,257
Depreciation and amortization	13,241	14,008	40,014	41,794

Total expenses	176,712	167,542	532,766	515,806

Operating income	33,199	37,452	93,239	100,136

Other income (expense)
Interest expense	(12,419)	(12,869)	(37,857)	(48,132)
Interest income	180	216	560	2,015
Other, net	1	—	67	(615)

Total other income (expense)	(12,238)	(12,653)	(37,230)	(46,732)

Net income	$20,961	$24,799	$56,009	$53,404

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(unaudited)
(in thousands)

	2003	2002

Cash flows from operating activities
Net income	$56,009	$53,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,014	41,794
Amortization of debt discounts, deferred finance charges and other	2,036	2,240
Extraordinary loss on early retirement of debt	—	9,683
Net loss on disposal of assets	2,771	4,257
Provision for doubtful accounts	2,046	2,525
Deferred compensation	(319)	8,086
Decrease/(increase) in restricted cash	9,831	(10,658)
Net change in current assets and liabilities	(3,483)	1,835

Net cash provided by operating activities	108,905	113,166

Cash flows from investing activities
Purchases of property and equipment	(48,993)	(29,419)
Proceeds from sale of property and equipment	715	235
Indemnification escrow related to Joliet sale	3,450	—
Net increase in other assets	646	(3,315)

Net cash used in investing activities	(44,182)	(32,499)

Cash flows from financing activities
Proceeds from long-term debt	20,000	60,000
Repayments on long-term debt	(43,000)	(236,031)
Exercise of stock options	189	—
Call premium to retire debt	—	(7,457)
Purchase of treasury stock	—	(2,513)
Capital dividends	(22,741)	(27,041)

Net cash used in financing activities	(45,552)	(213,042)

Net change in cash and cash equivalents	19,171	(132,375)
Cash and cash equivalents, beginning of period	87,373	220,817

Cash and cash equivalents, end of period	$106,544	$88,442

Supplemental cash flow disclosure
Interest paid, net of amounts capitalized	$24,693	$36,525

The accompanying notes are an integral part of these
consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to the financial statements as previously presented to conform to current classifications.

Note 2 — Stock Purchase Agreement

     On September 10, 2003, the Company entered into a definitive Stock Purchase Agreement (the “Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Agreement, the stockholders of the Company agreed to sell all of the outstanding capital stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in the first half of 2004.

Note 3 — Recently Issued Accounting Pronouncements

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

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Extraordinary losses of $9.7 million recognized by the Company in the nine months ended September 30, 2002 have been reclassified to income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s results of operations or financial position.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The statement is effective for interim periods beginning after June 15, 2003. Adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial position.

Note 4 — Intangibles, Net

     As of September 30, 2003, the Company had the following intangible assets recorded on its balance sheet (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Balance

Deferred licensing fees	$11,131	$3,503	$7,628
Other	6,380	3,146	3,234

	$17,511	$6,649	$10,862

     All of the Company’s intangible assets are being accounted for under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Amortization expense on intangible assets for the three and nine months ended September 30, 2003 was $0.3 million and $2.5 million, respectively. Estimated annual amortization expense on intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $2.8 million, $1.3 million, $0.8 million, $0.8 million and $0.8 million, respectively.

Note 5 — Contingencies

     The Company and its subsidiaries, from time to time, are party to legal proceedings arising in the ordinary course of business. Except as discussed in the Company’s Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the quarterly period ended June 30, 2003, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

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

     On September 10, 2003, the Company entered into a definitive Stock Purchase Agreement (the “Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Agreement, the stockholders of the Company agreed to sell all of the outstanding capital stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in the first half of 2004.

Results of Operations
Financial Highlights

	Three months ended September 30,		% Increase/(Decrease)

	2003	2002	2003 vs. 2002

	(dollars in thousands)
Casino revenues
Bossier City	$65,048	$63,609	2%
Tunica	60,984	61,736	-1%
Hammond	88,479	82,560	7%

	$214,511	$207,905	3%

Net revenues
Bossier City	$64,460	$64,297	0%
Tunica	59,202	60,231	-2%
Hammond	86,249	80,466	7%

	$209,911	$204,994	2%

Operating income (loss)
Bossier City (a)	$11,125	$10,865	2%
Tunica (a)	13,439	14,924	-10%
Hammond (a)	14,438	17,487	-17%
Corporate expenses	(5,526)	(5,579)	1%
Deferred compensation	(174)	(325)	(b )
Other	(103)	80	-229%

	$33,199	$37,452	-11%

Other information
Interest expense, net	$12,239	$12,653	-3%
Net income	$20,961	$24,799	-15%
Operating margin (operating income/net revenue)(c)
Bossier City (a)	17%	17%	0 pts.
Tunica (a)	23%	25%	-2 pts.
Hammond (a)	17%	22%	-5 pts.
Consolidated	16%	18%	-2 pts.

(a)	Before corporate allocations and deferred compensation.

(b)	Not meaningful.

(c)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Three months ended September 30, 2003 and 2002

     Consolidated net revenues for the quarter ended September 30, 2003 increased 2% as compared to the prior year period primarily as the result of the conversion to dockside gaming in Hammond in August 2002. Tax increases in Hammond and Bossier City along with competitive pressures in Tunica impacted operating income at our three properties in the third quarter of 2003.

     Casino revenues in Bossier City increased 2% in the third quarter of 2003 as compared to the prior year period while the Shreveport/Bossier City market was flat between the two periods. Included in the 2003 numbers for the Shreveport/Bossier City market were the results from a nearby horse racetrack facility that opened in May 2003 with approximately 900 slots. Casino revenue increases in Bossier City in the third quarter of 2003 are largely attributable to volume increases in both slots and table games. These increases were the result of an increase in promotional spending during the 2003 quarter resulting in net revenues being basically flat in the third quarter of 2003 as compared to the prior year period. The 1% gaming tax increase between the two periods in Bossier City was more than offset by the reduction in amortization expense on a non-compete agreement in the 2003 period, leaving operating margins flat between the two periods.

     Tunica experienced an approximate 2% increase in coin-in during the quarter ended September 30, 2003 as compared to the same quarter in the prior year which was more than offset by a reduction in their slot hold percentage of approximately .3 percentage points as compared to the prior year period. Also impacting Tunica’s operating income and operating margins were increases in worker’s compensation and health insurance in the quarter ended September 30, 2003 as compared to the prior year period.

     Casino revenues in Hammond increased 7% in the third quarter of 2003 as compared to the same period in the prior year as a result of the August 2002 conversion to dockside gaming. While Hammond has experienced revenue increases from dockside gaming, operating income and margins still fell significantly short of prior year primarily due to the increase in state gaming taxes. During the quarter ended September 30, 2002, state gaming taxes were calculated at 22.5% of casino revenue for the month of July and, effective upon the conversion to dockside gaming on August 1, 2002, a graduated state gaming tax rate ranging from 15% to 35% was implemented. The rate used for August and September 2002 was based on the estimated tax to be paid by year-end under the new graduated rate structure. This resulted in a rate for the third quarter of 2002 that was approximately seven percentage points lower than the current rate of 30.5%. Also, during the third quarter of 2003, Hammond reported an increase of $1.1 million in disposal costs primarily related to assets being replaced as a result of the expansion projects at that facility. This was partially offset by a $0.8 million reduction in personal property tax expense, net of consulting fees, related to prior periods that was recorded in the third quarter of 2003.

Results of Operations
Financial Highlights

	Nine months ended September 30,		% Increase/(Decrease)

	2003	2002	2003 vs. 2002

	(dollars in thousands)
Casino revenues
Bossier City	$194,561	$194,076	0%
Tunica	185,457	198,356	-7%
Hammond	262,076	232,937	13%

	$642,094	$625,369	3%

Net revenues
Bossier City	$193,137	$194,992	-1%
Tunica	177,950	192,922	-8%
Hammond	254,918	228,028	12%

	$626,005	$615,942	2%

Operating income (loss)
Bossier City (a)	$32,302	$33,168	-3%
Tunica (a)	40,478	56,511	-28%
Hammond (a)	37,440	46,946	-20%
Corporate expenses	(17,108)	(18,979)	10%
Deferred compensation	318	(8,086)	(b )
Loss on early retirement of debt	—	(9,683)	(b )
Other	(191)	259	-174%

	$93,239	$100,136	-7%

Other information
Interest expense, net	$37,297	$46,117	-19%
Net income	$56,009	$53,404	5%
Operating margin (operating income/net revenue)(c)
Bossier City (a)	17%	17%	0 pts.
Tunica (a)	23%	29%	-6 pts.
Hammond (a)	15%	21%	-6 pts.
Consolidated	15%	16%	-1 pt.

(a)	Before corporate allocations and deferred compensation.

(b)	Not meaningful.

(c)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Nine months ended September 30, 2003 and 2002

     Consolidated net revenues for the nine months ended September 30, 2003 increased 2% as compared to the prior year period. Revenue improvements in Hammond as the result of the conversion to dockside gaming in August 2002, were partially offset by year-over-year revenue decreases experienced in Tunica. Tax increases in Bossier City and Hammond, along with decreases in revenue in Tunica, were the primary reasons that each of the three properties experienced decreases in operating income in the first nine months of 2003.

     Casino revenues in Bossier City were flat in the nine months ended September 30, 2003 as compared to the prior year period while the Shreveport/Bossier City market decreased approximately 1% between the two periods. Contributing to the market results was the May 21, 2003 opening of approximately 900 slots at a nearby horse racetrack facility. Increased slot and table hold percentages in Bossier City in the nine months ended September 30, 2003 were partially offset by decreases in slot and table volumes as compared to the nine months ended September 30, 2002.

     While Tunica’s coin-in increased 1% during the nine months ended September 30, 2003 as compared to the prior year period, their slot hold percentage dropped approximately .4 percentage points as compared to the prior year period which caused a decline in slot revenue of approximately $10.7 million. Also contributing to the 2003 decrease was a 4% decrease in table drop, coupled with a 1.0 percentage point decrease in the table hold percentage as compared to the prior year. Stiff competition in the Tunica market continues to erode operating margins.

     Casino revenues in Hammond increased 13% in the nine months ended September 30, 2003 as compared to the same period in the prior year as a result of the August 2002 conversion to dockside gaming. While Hammond has experienced revenue increases from dockside gaming, operating income and margins still fell significantly short of prior year primarily due to the increase in state gaming taxes. In addition to the higher effective tax rate that Hammond is now experiencing, an additional $5.1 million in gaming taxes was recorded in the nine months ended September 30, 2003 as the result of a retroactive tax increase imposed by the Indiana legislature during the period.

     Corporate expenses decreased by $1.9 million in the nine months ended September 30, 2003 as compared to the prior year period. The prior year period includes a $2.3 million payment for franchise taxes related to a Louisiana franchise tax audit. During the nine months ended September 30, 2003, $2.4 million was recorded related to the relocation of the corporate headquarters from Illinois to Nevada.

     Deferred compensation decreased $8.4 million in the nine months ended September 30, 2003 as compared to the prior year period due primarily to a reduction in the valuation used to calculate the value of vested stock appreciation rights.

     Interest expense, net decreased 19% in the first nine months of 2003 as compared to the prior year period due primarily to lower outstanding debt balances during the 2003 period. In June 2002, the Company redeemed all of its outstanding 9.375% Senior Subordinated Notes for $166.5 million, including call premium. As a result of this redemption, the Company recorded a loss on early retirement of debt of $9.7 million in the nine months ended September 30, 2002.

Liquidity and Capital Resources

     As of September 30, 2003, the Company had cash and cash equivalents of $106.5 million. During the first nine months of 2003, cash provided by operating activities was $108.9 million, net cash used in investing activities was $44.2 million and net cash used in financing activities was $45.6 million.

     As of November 1, 2003, there were no amounts outstanding on the Company’s $150.0 million Credit Facility. The Credit Facility is permanently reduced by $28.1 million on December 31, 2003 and $40.6 million per quarter beginning March 31, 2004. The Company is currently evaluating its alternatives regarding the Credit Facility and its other outstanding debt. The Company has no off balance sheet financing.

     Horseshoe Hammond substantially completed its $15.7 million interim expansion of its boat and pavilion, including the addition of approximately 400 slot machines, in the third quarter of 2003. The construction of a $50.0 million parking garage at Horseshoe Hammond is underway with an estimated completion date of March 2004. As of October 31, 2003, the Company had expended approximately $15.0 million related to the parking garage. Other than normal, routine maintenance capital expenditures, no other material capital expenditures are currently planned in Bossier City or Tunica during the next twelve months.

     The Company believes that the Company’s cash and cash equivalents on hand, cash flow from operations and available borrowing capacity will be adequate to meet the Company’s existing debt service obligations and capital expenditure commitments for the next twelve months.

Contingencies

     The Company and its subsidiaries, from time to time, are party to legal proceedings arising in the ordinary course of business. Except as discussed in the Company’s Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the quarterly period ended June 30, 2003, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Extraordinary losses of $9.7 million recognized by the Company in the nine months ended September 30, 2002 have been reclassified to income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on the Company’s results of operations or financial position.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The statement is effective for interim periods beginning after June 15, 2003. Adoption of SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

     As of September 30, 2003 there were no material changes to the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings

     Reference is made to the Company’s Form 10-Q for the quarterly period ended June 30, 2003.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

2.1 (a)	Stock Purchase Agreement by and among Harrah’s Entertainment, Inc., Horseshoe Gaming Holding Corp. and each of the Stockholders of Horseshoe Gaming Holding Corp., dated as of September 10, 2003.

3.1 (b)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2 (b)	By-laws of Horseshoe Gaming Holding Corp.

31.1 (c)	Certification of Jack B. Binion, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (c)	Certification of Kirk C. Saylor, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (c)	Certification of Jack B. Binion, Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (c)	Certification of Kirk C. Saylor, Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form 8-K filed on September 16, 2003.

(b)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(c)	Included herein.

Reports on Form 8-K filed during the quarter:

On September 16, 2003, a Form 8-K was filed to announce that the Company and its stockholders entered into a definitive Stock Purchase Agreement with Harrah’s Entertainment, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSESHOE GAMING HOLDING CORP. a Delaware corporation

Date: November 10, 2003
	By:	/s/ Kirk C. Saylor .

Kirk C. Saylor Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

2.1 (a)	Stock Purchase Agreement by and among Harrah’s Entertainment, Inc., Horseshoe Gaming Holding Corp. and each of the Stockholders of Horseshoe Gaming Holding Corp., dated as of September 10, 2003.

3.1 (b)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2 (b)	By-laws of Horseshoe Gaming Holding Corp.

31.1 (c)	Certification of Jack B. Binion, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (c)	Certification of Kirk C. Saylor, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (c)	Certification of Jack B. Binion, Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (c)	Certification of Kirk C. Saylor, Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form 8-K filed on September 16, 2003.

(b)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(c)	Included herein.