Form 10-K
period 2003-12-31
HORSESHOE GAMING HOLDING CORP
filed 2004-03-19
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 932-7800

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

YES [  ] NO [X]

     The aggregate market value of the equity of Horseshoe Gaming Holding Corp. held by non-affiliates of Horseshoe Gaming Holding Corp. is inapplicable as the equity of Horseshoe Gaming Holding Corp. is privately held.

     As of March 15, 2004, the Registrant had 13,336 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

HORSESHOE GAMING HOLDING CORP.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2003

PART I

Item 1. Business.

General

     Horseshoe Gaming Holding Corp. (the “Company”) is a leading multi-jurisdictional gaming company which owns and operates, through its wholly owned subsidiaries, casinos under the “Horseshoe” brand. These include the Horseshoe Bossier City Casino (“Horseshoe Bossier City”, “Bossier” or “Bossier City”) in Bossier City, Louisiana, which commenced operations on July 9, 1994, the Horseshoe Tunica Casino (“Horseshoe Tunica” or “Tunica”) in Tunica County, Mississippi which commenced operations on February 13, 1995 and the Horseshoe Casino Hammond (“Horseshoe Hammond” or “Hammond”) in Hammond, Indiana which commenced operations on June 28, 1996. Hammond, along with Empress Casino Joliet (“Empress Joliet” or “Joliet”) in Joliet, Illinois, were acquired from Empress Entertainment, Inc. on December 1, 1999. On July 31, 2001, the Company sold Joliet to Argosy Gaming Company. Gaming operations in Bossier City are conducted on a riverboat that is not required to cruise. Gaming operations in Tunica are conducted on a permanently moored barge, and Hammond’s gaming operations are conducted on a catamaran vessel that is not required to cruise.

     The Company was incorporated in Delaware on April 15, 1999 and prior to such date operated under predecessor companies. The Company’s headquarters are currently located at 9921 Covington Cross Drive, Las Vegas, NV 89144-6835, telephone (702) 932-8800. Additional information on the Company can be found on its website at www.Horseshoe.com.

     On September 10, 2003, the Company and its stockholders entered into a definitive Stock Purchase Agreement (the “Harrah’s Sale Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Harrah’s Sale Agreement, the stockholders of the Company agreed to sell all of the outstanding capital stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in the second quarter of 2004.

     Operating data for the three most recent fiscal years is set forth in Item 8, pages 36 through 58 of this report. For a discussion of those results, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, which is included on pages 25 through 35.

     This Annual Report on Form 10-K contains certain “forward looking statements”, express or implied, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements generally can be identified by phrases such as the Company or its management “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” “foresees,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, the sale of the Company, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These forward-looking statements are based on the beliefs of management, as well as assumptions made based on information currently available to management. The reader is cautioned that forward-looking statements involve risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied therein, including, but not limited to, risks associated with substantial indebtedness, debt service and liquidity; risks of competition in the Company’s existing and future markets; failure to obtain or retain licenses or regulatory approvals; changes in gaming laws and regulations, including taxation of gaming operations; failure to consummate the sale of the Company to Harrah’s; and acts of war or terrorism.

Bossier City Operations

Market

     The Bossier City/Shreveport market is the largest gaming market in the State of Louisiana. While approximately 300,000 people are full-time residents of Bossier City/Shreveport, approximately 20 million people reside within 250 miles of the Company’s Bossier City casino (approximately four hours driving distance). The Bossier City/Shreveport market attracts a significant amount of its gaming clientele from the Dallas/Fort Worth area of Texas.

Horseshoe Bossier City

     The Horseshoe Bossier City is located along the east side of the Red River, directly facing downtown Shreveport, Louisiana. The casino is located on a riverboat, which has approximately 83,000 square feet spread out over five decks with approximately 30,000 square feet of gaming space, including approximately 1,670 gaming devices and 50 table games. The casino operation is complemented by an approximately 62,000 square foot dockside pavilion with three restaurants, a buffet, a 25-story hotel with 606 deluxe rooms, meeting facilities, a health club and other luxury hotel amenities and a 1,770 car parking garage. The riverboat and pavilion are joined via an enclosed, climate-controlled boarding ramp with handicap access and escalators serving each of the gaming decks. In addition, Horseshoe Bossier City features an entertainment facility that provides seating for 1,300 guests.

Competition

     The Horseshoe Bossier City competes directly with four other riverboat casinos and a land-based horse racing facility, with approximately 900 slots, in Shreveport and Bossier City. These five riverboat casinos and one horse racing facility together currently comprise the Bossier City/Shreveport market which generated $817.0 million in gaming revenues in 2003, a 1% decrease from 2002. In 2003, Horseshoe Bossier City held 22% of the gaming positions in the Bossier City/Shreveport market, and produced approximately 31% of that market’s gaming revenues.

     The Bossier City/Shreveport casinos primarily draw from the Dallas/Ft. Worth market and directly compete with a newly opened Chickasaw Nation casino, located in Oklahoma, approximately one hour driving time north of the Dallas/Ft. Worth metropolitan area. The Chickasaw Nation casino operates approximately 1,100 electronic gaming devices as well as a bingo parlor and an off track betting facility. In addition, the current Bossier City horse racing facility is expected to add an additional 500 slot machines in the second quarter of 2004. This will bring their total to 1,400 slot machines. The Bossier City/Shreveport casinos also share the Houston area market with four existing riverboats located in Lake Charles, Louisiana. The recipient of the fifteenth and final Louisiana gaming license is expected to begin operating in the Lake Charles market in early 2005. A land-based casino owned by the Coushatta Indian Tribe, a horse racing facility with 1,500 slot machines located near Lake Charles, Louisiana, and two riverboats in Baton Rouge, Louisiana also compete with the Horseshoe Bossier City.

     The additional competitor at the Oklahoma facility, the increased slots at the Bossier City horse racing facility and the new riverboat being added in Lake Charles, Louisiana may have a material adverse impact on the operations of Horseshoe Bossier City.

     Several Native American tribes have claimed the right to conduct land based gaming in various locations in Louisiana. Recently, the Jena Band of Choctaw Indians sought authority to take land into trust to operate a casino within 75 miles of Horseshoe Bossier City. If the Jena Band of Choctaw Indians is allowed to operate its proposed casino, or if other Native American tribes were allowed to operate casinos in the area, competition would increase, which could have a material adverse effect on our operations. If Texas or Arkansas were to approve gaming, competition would increase, which may have a material adverse effect on the operations of Horseshoe Bossier City.

Tunica Operations

Market

     The Tunica County, Mississippi market is the closest legalized gaming jurisdiction to the Memphis, Tennessee metropolitan area, which is only 30 miles away. Tunica County benefits from its proximity to several major population centers and to the popularity of the Memphis region as a vacation destination. Over 2.1 million people live within 90 miles and over 7.4 million people live within 200 miles of the Horseshoe Tunica.

Horseshoe Tunica

     Horseshoe Tunica is located in Tunica County, Mississippi. The casino operation is located on a barge of approximately 560,000 square feet. The gaming area comprises approximately 63,000 square feet and contains approximately 2,115 slot machines, 75 table games and 12 poker tables. The casino facility includes three specialty restaurants, a 650 seat buffet, a deli, bars, retail outlets, a 14-story hotel tower with 507 rooms, a health club, meeting room facilities, an 1,100 space, four-level parking garage, and an entertainment facility that provides seating for 1,200 guests.

Competition

     Horseshoe Tunica competes with eight other casinos in the competitive Tunica County, Mississippi market. The ten casinos operating in the Mississippi North River Region, as published by the Mississippi Gaming Commission, which include the nine Tunica casinos plus a casino in Lula, Mississippi, generated $1.2 billion in gaming revenues in 2003, 3% below 2002. In 2003, the Horseshoe Tunica casino held 13% of the gaming positions in the market, and produced approximately 20% of that market’s gaming revenues.

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

Chicago Operations

Market

     The Chicago market, which encompasses portions of both Illinois and Indiana, consists of approximately 9.0 million people within a radius of 50 miles from downtown Chicago. The Illinois Riverboat Act authorizes ten owner’s licenses for riverboat gaming operations, nine of which have been issued, and four of which serve the Chicago metropolitan area. Current Indiana gaming legislation authorizes a total of five licenses to operate riverboat casinos in northern Indiana on Lake Michigan, all of which have been issued to casinos that are currently operating, including Horseshoe Hammond.

Horseshoe Hammond

     Horseshoe Hammond, the closest casino to downtown Chicago, includes an approximately 125,000 square foot pavilion. The real estate used by Horseshoe Hammond is leased from the City of Hammond and is subject to a 75-year lease. The casino operation is located on a catamaran vessel and consists of approximately 48,300 square feet of gaming space and contains approximately 2,000 slot machines and 50 table games. The pavilion features a steakhouse, buffet, two deli style restaurants, coffee shop, retail shops, a 150-seat banquet room and two lounges. The facility also includes a 1,150 space parking garage. An additional 1,958 space parking garage is expected to be completed in the second quarter of 2004.

Competition

     Horseshoe Hammond primarily competes with eight casinos, four of which are located on Lake Michigan in Indiana and four of which are located in Illinois. The nine casinos operating in the Chicago market generated $2.3 billion in gaming revenues in 2003, a 1% decrease from 2002. In 2003, Horseshoe Hammond held 15% of the gaming positions in the Chicago market, and produced approximately 15% of that market’s gaming revenues.

     On March 15, 2004, the Illinois Gaming Board awarded the tenth and final Illinois gaming license to Isle of Capri Casinos. Isle of Capri plans to build a $150.0 million casino in Rosemont, Illinois, a suburb approximately 15 miles from downtown Chicago and approximately 32 miles from Horseshoe Hammond. The new facility is expected to open approximately eight months after receiving final approval from the U.S. Bankruptcy Court. This new competitor in the Chicago market may have a material adverse effect on Horseshoe Hammond.

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

     The State of Louisiana has granted approval to applicants for the 15 legislatively authorized licenses, five of which have been approved for the northern region of the state in Bossier City/Shreveport. The Louisiana Gaming Control Board awarded the fifteenth license on October 16, 2001. Prior to the passage of legislation legalizing dockside gaming, effective April 1, 2001, in the 2001 Special Session of the Louisiana Legislature, the Louisiana gaming law stated that riverboat casinos must cruise. However, the Bossier City/Shreveport casinos were granted a legislative exemption in June 1993 that allows them to operate as dockside facilities. Louisiana permits most types of casino games, other than bingo and sports betting, and has neither betting nor loss limits. Moreover, house credit may be extended to qualified patrons. The only significant limitation imposed by Louisiana gaming regulations restricts gaming space on riverboats to no more than 30,000 square feet. Fees to the State of Louisiana for conducting gaming activities on a riverboat are (1) $50,000 per riverboat for the first year of operation and $100,000 per year per riverboat thereafter plus (2) 21.5% of net gaming proceeds. The city of Bossier City also imposes a 3.2% tax on gaming revenue plus an annual fee of $700,000.

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

     In the 2003 Session of the Louisiana legislature, the legislature passed, and the governor signed into law, House Bill 1944 (now, Act No. 1222) which amended and re-enacted La. R.S. 27:93(A)(1) and provided, inter alia, for the levying and allocation of riverboat admission fees for riverboats in Bossier Parish. Specifically, the city of Bossier City is authorized to levy an admission fee equal to 4.5% of the monthly net gaming proceeds of Horseshoe Entertainment and to allocate such admission fees among various political subdivisions and agencies. Importantly, the Act stated that nothing contained in the provisions of the Act shall operate to impair the obligation of any contract previously executed by the city of Bossier City and/or the Bossier Police Jury which was in effect on the effective date of the Act. Consequently, Horseshoe Bossier City continues to pay the City of Bossier City and the Parish of Bossier in accordance with the respective boarding fee agreement.

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

     The Louisiana gaming law specifies certain restrictions and conditions relating to the operation of riverboat gaming, including the following: (1) agents of the Louisiana Enforcement Division and the Louisiana Gaming Control Board are permitted on board at any time during gaming operations; (2) gaming machines, equipment and supplies may only be purchased or leased from permitted suppliers; (3) gaming may only take place in the designated gaming area while the riverboat is upon a designated river or waterway; (4) gaming equipment may not be possessed, maintained or exhibited by any person on a riverboat except in the specifically designated gaming area, or a secure area used for inspection, repair or storage of such equipment; (5) wagers may be received only from a person present on a licensed riverboat; (6) persons under the age of 21 are not permitted in designated gaming areas; (7) except for slot machine play, wagers may be made only with tokens, chips or electronic cards purchased from the licensee aboard a riverboat; (8) licensees may only use docking facilities and routes for which they are licensed and may only board and discharge passengers at the riverboat’s licensed berth; (9) licensees must have adequate protection and indemnity insurance; (10) licensees must have all necessary Federal and state licenses, certificates and other regulatory approvals prior to operating a riverboat; and (11) gaming may only be conducted in accordance with the terms of the license and the rules and regulations adopted by the Louisiana Enforcement Division and the Louisiana Gaming Control Board.

     The Louisiana gaming law requires that all riverboat gaming licensees develop and implement comprehensive compulsive and problem gambling programs, and the Louisiana

Gaming Control Board has adopted rules for the development and implementation of a uniform compulsive and problem gambling program.

     An initial license to conduct riverboat gaming operations is valid for a term of five years. The Louisiana gaming law provides that a renewal application for each five-year period succeeding the initial five-year term of the operator’s license must be made to the Louisiana Enforcement Division. The application for renewal consists of a statement under oath of any and all changes to the information, including financial information, provided in the previous application. Horseshoe Entertainment was issued an initial operator’s license by the Louisiana Enforcement Division on November 22, 1993, and HE timely submitted its renewal application to the Louisiana Enforcement Division. On October 20, 1998, the Louisiana Gaming Control Board granted HE’s license renewal subject to suitability review, and on October 19, 1999 the Louisiana Gaming Control Board extended the license renewal subject to suitability review. On March 18, 2003, the Gaming Control Board approved a stipulation finding HE and its owners suitable, and renewed the casino gaming license of HE through November 2004. In the stipulation, HE offered to modify certain procedures regarding procurement and minority procurement reporting among other things. HE also paid $7.4 million to the State of Louisiana in conjunction with the relicensing.

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

     The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of March 15, 2004, dockside gaming was permissible in nine of the 14 eligible counties in the state and gaming operations had commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. Under Mississippi law, gaming vessels must be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters of the State of Mississippi lying south of the state in eligible counties along the Mississippi Gulf Coast. Although there are no legislative limitations on the number of gaming licenses which may be issued in Mississippi, competition is limited by the availability of legal, suitable and accessible sites.

     Mississippi law permits unlimited stakes gaming on permanently moored barges on a continuous 24-hour basis and does not restrict the size of the gaming area or the percentage of vessel space which may be utilized for gaming. All types of casino games (other than bingo and race and/or sports betting) may be offered. House credit may be extended to qualified patrons. The legal age for gaming in Mississippi is 21.

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

     RPG must maintain a gaming license from the Mississippi Gaming Commission to operate a casino in Mississippi. Gaming licenses require the periodic payment of fees and taxes and are not transferable. Gaming licenses are issued for a maximum term of three years and must be renewed periodically thereafter. RPG received its Mississippi gaming operator’s license on October 13, 1994 and renewals on October 14, 1996, October 15, 1998, October 16, 2000 and October 16, 2003. No person may become a stockholder of or receive any percentage of profits from a licensed gaming entity, including both the Company and RPG, without first obtaining licenses and approvals from the Mississippi Gaming Commission.

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

     Substantially all loans, leases, sales of securities and similar financing transactions by a licensed gaming subsidiary must be reported to or approved by the Mississippi Gaming Commission. A licensed gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities if it obtains the prior approval of the Mississippi Gaming Commission. The Company may not make a public offering or private placement of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. The approval, if given, does not constitute a recommendation or approval of the accuracy or adequacy of the prospectus or the investment amounts of the securities subject to the offering. In September 2001, the Mississippi Gaming Commission granted the Company a waiver of the prior approval requirement for the Company’s securities offerings for a period of two years, which was subsequently extended to September 2005, subject to certain conditions. The waiver may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Executive Director of the Mississippi Gaming Commission.

     Under the regulations of the Mississippi Gaming Commission, RPG may not guarantee a security issued by the Company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by a security issued by the Company, without the prior approval of the Mississippi Gaming Commission. Similarly, the Company may not pledge the ownership interests of RPG, nor may the pledgee of such ownership interests foreclose on such a pledge, without the prior approval of the Mississippi Gaming Commission. Moreover, restrictions on the transfer of an equity security issued by RPG and agreements not to encumber such securities granted by the Company are ineffective without the prior approval of the Mississippi Gaming Commission. The waiver of the prior approval requirement for the Company’s securities offerings received from the Mississippi Gaming Commission includes a waiver of the prior approval requirement for such guarantees, pledges and restrictions of RPG, subject to certain conditions.

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

     If the Mississippi Gaming Commission decides that a licensed gaming subsidiary violated a gaming law or regulation, the Mississippi Gaming Commission could limit, condition, suspend or revoke the license of the subsidiary. In addition, the licensee, its registered holding company, and the persons involved could be subject to substantial fines for each separate violation. A violation under any of the Company’s other operating subsidiaries’ gaming licenses may be deemed a violation of RPG’s gaming license. Because of a violation, the Mississippi Gaming Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of RPG’s gaming license or the Company’s registration with the Mississippi Gaming Commission as a holding company of RPG, or the appointment of a supervisor could, and revocation of any gaming license or registration would, materially adversely affect the business of RPG, the Company, and the Company’s other operating subsidiaries.

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

     Both the local jurisdiction and the Alcoholic Beverage Control Division of the Mississippi State Tax Commission license, control and regulate the sale of alcoholic beverages, including beer and wine, by RPG at the Horseshoe Tunica. Horseshoe Tunica is in an area designated as a special resort area, which allows casinos located therein to serve alcoholic beverages on a 24-hour basis. The Alcoholic Beverage Control Division requires that the key officers and managers of the Company and RPG and all owners of more than 5% of RPG’s equity submit detailed personal, and in some instances, financial information to the Alcoholic Beverage Control Division and be investigated and licensed. All such licenses are non-transferable. The Alcoholic Beverage Control Division must approve changes in key positions. The Alcoholic Beverage Control Division has the full power to limit, condition, suspend or revoke any license for the service of alcoholic beverages or to place a licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of Horseshoe Tunica.

Indiana

     The Company conducts its Indiana gaming operations through a subsidiary, Horseshoe Hammond, Inc., which owns and operates the Horseshoe Casino in Hammond, Indiana. The ownership and operation of casino facilities in Hammond, Indiana are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Indiana Gaming Commission.

     The Indiana Riverboat Gaming Act (“Indiana Act”) authorizes the issuance of up to ten riverboat gaming licenses on waterways located in Indiana counties that are contiguous to Lake Michigan and the Ohio River. The Indiana Act also authorizes the issuance of one operating license to an operator to be located in historic Orange County, Indiana. The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the Indiana Gaming Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in the State of Indiana. The Indiana Gaming Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Indiana.

     The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Indiana Gaming Commission. Each license granted entitles the licensee to own and operate one riverboat and gaming equipment as part of the gaming operation.

     The Indiana Gaming Commission has issued: (i) two licenses for riverboats operating from Gary; (ii) one license for a riverboat operating in Hammond; (iii) one license for a riverboat operating in East Chicago; (iv) one license for a riverboat operating in any city located in LaPorte County and (v) five licenses for riverboats that operate upon the Ohio River from counties contiguous thereto and with no more than one operating in any county. The Indiana Gaming Commission has not issued the sole operators license for Orange County and will entertain proposals for that license in the near term.

     Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Indiana Gaming Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed. The Company’s Hammond license was renewed in August 2001, and again in May 2002 and June 2003. Horseshoe Hammond will undergo a complete reinvestigation in the second quarter of 2004.

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

     After consultation with the Army Corps of Engineers, the Indiana Gaming Commission may determine the available navigable waterways that are suitable for the operation of riverboats under the Indiana Act. If the Corps rescinds an approval for the operation of riverboats on a waterway, a license issued under the Indiana Act is void and the holder may not conduct or continue gaming operations under the Indiana Act.

     Pursuant to Indiana Gaming Commission policy, gaming may be conducted 24 hours each day. The Indiana General Assembly amended the Indiana Riverboat Gaming Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Gaming Commission authorized riverboats to commence dockside operations on August 1, 2002. The Company’s Hammond property opted to operate dockside and commenced dockside operations on August 1, 2002.

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

Status as an S Corporation

     As an S corporation, the Company is not subject to Federal income tax as an entity. Instead, each stockholder generally is subject to income tax on his proportionate share of the Company’s income (or is required to take into account his proportionate share of any loss). Pursuant to a stockholder’ agreement, the Company makes distributions to its stockholders to enable them to pay any taxes on their share of the Company’s income. While the Company believes it was properly formed and has been properly operating as an S corporation and that its subsidiaries were properly formed and have been properly operating as Qualified Subchapter S Subsidiaries for Federal and state income tax purposes, if the Company’s S corporation tax status or the Qualified Subchapter S Subsidiary status of any of its subsidiaries were successfully challenged, the Company or such subsidiary could be required to pay Federal and certain state income taxes, plus interest and possibly penalties, on the Company’s taxable income for all open tax years. Such payments could have a material adverse effect on the Company. At the time of the sale to Harrah’s, the S election will terminate.

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

Employees

     As of March 15, 2004, the Company and its subsidiaries employed 7,562 persons of whom 2,532 are employed at Horseshoe Bossier City, 2,562 are employed at Horseshoe Tunica, 2,390 are employed at Horseshoe Hammond and 78 are employed in our corporate office.

     Management believes the Company and its subsidiaries maintain an excellent relationship with their respective employees and we are not aware of any threatened labor activity affecting its employees. Neither the Company nor any of its subsidiaries have ever experienced a work stoppage due to a labor dispute.

Item 2. Properties.

     The following is a list of the Company’s principal properties as of December 31, 2003. All of the real property and casinos are subject to first priority liens securing the Company’s Senior Secured Credit Facility (the “Credit Facility”).

	Casino				Garage
	Space	Hotel			Parking
Property Location	(Sq. Ft.)	Rooms	Acreage		Spaces (1)
Bossier City, LA	30,000	606	48	(2)	1,770
Tunica, MS	63,000	507	45	(3)	1,100
Hammond, IN	48,300	N/A	38	(4)	1,150

(1)	Additional surface parking is also available.

(2)	Horseshoe Bossier City owns 34 acres and leases 14 acres.

(3)	Owned by Horseshoe Tunica.

(4)	Horseshoe Hammond owns 33 acres. Approximately five acres are leased from the City of Hammond, renewable for a term up to 75 years.

     In addition, the Company leases 17,740 square feet of office space in Las Vegas, NV for its corporate headquarters. The lease on the Company’s former corporate headquarters in Tinley Park, IL will expire in April 2005. That space is not currently being utilized.

Item 3. Legal Proceedings.

     On April 18, 2003, a lawsuit was filed in the Circuit Court of Tunica County, Mississippi. The plaintiffs are personal representatives of the estate of three individuals who died following a car accident in Tunica County, Mississippi. The personal representatives allege that the car accident was the result of an individual driving while under the influence of alcohol and that the driver was served the alcohol while at Horseshoe Tunica. Tunica and the Company deny the allegations in the complaint and intend to vigorously contest the matter.

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgment And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond Corporation, and Hammond Development Corporation.” On June 21, 1996, the City of Hammond and Horseshoe Hammond entered into the Hammond Riverboat Gaming Project Development Agreement (“Development Agreement”). Subsequently, the City of Hammond and Horseshoe Hammond entered into the First Amendment to Development Agreement in August of 1999, the Second Amendment to Development Agreement in August of 1999, the Third Amendment to Development Agreement in December of 2000 and the Fourth Amendment to Development Agreement in October of 2001 (collectively referred to herein as the “Development Agreement Amendments”). Through the Development Agreement Amendments, the City of Hammond and Horseshoe Hammond agreed, among other things, to allow Horseshoe Hammond to expand its facilities in exchange for certain payments from Horseshoe Hammond to certain governmental agencies at the City’s direction. In entering into the Development Agreement Amendments, the Mayor of the City of Hammond did not seek approval of the Development Agreement Amendments from the City of Hammond Common Council. In the Verified Complaint, the Common Council asked the Court to (i) enjoin the Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgment finding the Development Agreement Amendments invalid. During the fourth quarter of 2002, the parties to the suit entered into a stipulation which provided that the resolution of the lawsuit shall not affect the validity or performance of the Development Agreement or the Development Agreement Amendments. The parties further stipulated that the only effect of the lawsuit would be to create a claim by the Common Council for repayment from the recipients of any funds transferred by the Company. In January 2004, the parties in the lawsuit agreed to its dismissal.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and Horseshoe Hammond on behalf of current and former employees of Horseshoe Hammond, alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and sought certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, the United States District Court denied plaintiffs’ request for class certification and on October 18, 2002, plaintiff’s counsel amended the suit to add 25 additional plaintiffs. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     In 1996, legislation was passed in Louisiana authorizing each parish Police Jury, including the Bossier Police Jury, the governing body of Bossier Parish, to impose a boarding fee of $0.50 per patron entering riverboat gaming facilities in Bossier Parish. In response to this legislation, Horseshoe Bossier City commenced litigation against the Bossier Police Jury, asserting that the Bossier Police Jury had previously contracted away their right to impose an additional $0.50 boarding fee. In January 1997, Horseshoe Bossier City separately settled with the Bossier Police Jury, and the lawsuit was dismissed as it relates to Horseshoe Bossier City and the Bossier Police Jury. As part of the settlement, Horseshoe Bossier City agreed to pay a 1% tax on its gross casino revenues to Bossier Parish with a minimum annual payment of $1.5 million regardless of actual revenue. Subsequently, legislation was passed increasing the maximum amount the Bossier Police Jury could collect to $3.00 per person boarding gaming boats in Bossier City. On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Bossier City, (ii) invalidate a contract fixing the amount paid by Horseshoe Bossier City to Bossier Parish as opposed to a per person boarding fee and (iii) certify the suit as a class action on behalf of all citizens and taxpayers of Bossier Parish. The Company believes the suit is without merit and will vigorously defend itself in the action, including the validity of the contract.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     There is no established public trading market for the equity interests in the Company. As of March 15, 2004, the number of record holders for the Company’s Class A Common Stock was forty-one and for the Company’s Class B Common Stock was one.

     The Company pays tax distributions in accordance with its debt agreements and stockholders agreement to enable the holders of equity interests in the Company to pay Federal and state income taxes on their proportionate share of the Company’s income. The amount of tax distributions paid during 2003 and 2002 were approximately $17.9 million and $27.0 million, respectively. The Company’s debt agreements contain provisions which restrict the ability of the Company to make distributions to the holders of equity interests, based on the Company’s earnings, the ability of the Company to meet certain restrictions on borrowing, and certain other criteria. Cash dividends of approximately $4.8 million and $0 were paid during the years ended December 31, 2003 and 2002, respectively.

Item 6. Selected Financial Data.

     The following table summarizes certain selected consolidated financial data, which should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, included elsewhere herein and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 have been derived from the Company’s audited consolidated financial statements.

	Year ended December 31,
	2003	2002	2001(a)	2000	1999(b)
			(in thousands)
Statements of Income Data:
Net revenues	$826,265	$812,566	$933,258	$980,830	$500,316
Operating expense:
Casino	479,555	434,887	528,827	523,423	247,349
Non-casino	34,635	33,469	37,710	45,442	26,859
General and administrative	111,858	117,574	119,877	127,659	69,558
Preopening expenses	—	—	4,064 (c)	—	—
Gain on sale of Joliet	—	—	(165,485)	—	—
Net loss (gain) on disposal of assets, excluding Joliet	3,218	5,033	1,640	(1,602)	10,424
Corporate expenses (d)	23,265	35,767	22,073	46,283	8,414
Depreciation and amortization	53,333	56,036	66,945	81,468	41,806

Operating income	120,401	129,800	317,607	158,157	95,906
Interest expense, net	(48,898)	(58,944)	(78,749)	(96,211)	(53,332)
Loss on early retirement of debt	—	(9,683)	(6,893)	—	(9,653)
Other, net	68	(974)	382	(1,232)	(548)

Net income	$71,571	$60,199	$232,347	$60,714	$32,373

	As of December 31,
	2003	2002	2001(a)	2000	1999(b)
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$103,359	$87,373	$220,817	$78,133	$118,276
Total assets	917,276	901,559	1,057,259	1,204,538	1,409,244
Long-term debt, including current maturities	533,968	556,773	739,521	1,028,221	1,258,948
Stockholders’ equity	290,601	229,511	212,185	52,608	34,594

(a)	Includes the results of operations of Joliet through July 31, 2001, the date of sale to Argosy Gaming Company.

(b)	Includes the results of operations of Hammond and Joliet since their acquisition on December 1, 1999.

(c)	Includes advertising and production costs of approximately $2.0 million.

(d)	Includes deferred compensation of approximately $0.3 million, $10.2 million, $(0.4) million, $8.3 million and $0.5 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (the “Company”) and its subsidiaries. The discussion should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and notes thereto included elsewhere herein. References to 2003, 2002 and 2001 refer to the years ended December 31, 2003, 2002 and 2001, respectively.

Introduction

     The Company is a leading riverboat gaming company that owns and operates, through its wholly owned subsidiaries, casinos under the “Horseshoe” brand. These include the Horseshoe Bossier City Casino (“Bossier City”) in Bossier City, Louisiana, which commenced operations on July 9, 1994; the Horseshoe Tunica Casino (“Tunica”) in Robinsonville, Mississippi, which commenced operations on February 13, 1995; and the Horseshoe Casino Hammond (“Horseshoe Hammond” or “Hammond”) in Hammond, Indiana which commenced operations on June 28, 1996. Hammond, along with Empress Casino Joliet (“Empress Joliet” or “Joliet”) in Joliet, Illinois, were acquired from Empress Entertainment, Inc. on December 1, 1999. On July 31, 2001, the Company sold Joliet to Argosy Gaming Company. Gaming operations in Bossier City are conducted on a riverboat that is not required to cruise. Gaming operations in Tunica are conducted on a permanently moored barge, and Hammond’s gaming operations are conducted on a catamaran vessel that is not required to cruise.

     The success of the Company is based on a simple concept, put the customer first. This is accomplished first by providing the customer with a true gambling experience. In addition, the Company prides itself in providing unparalleled customer service, luxurious accommodations at its Bossier City and Tunica locations and excellent food options at its numerous restaurants.

     While the Bossier City and Tunica markets are now approaching maturity, growth in the Hammond market continues, aided somewhat by the tax turmoil in neighboring Illinois and the introduction of dockside gaming. If the momentum in Hammond continues, additional capacity in Hammond may be warranted. The Company is focusing on more creative ways to entice its customers in order to maintain market share at each of its locations.

     The Company’s key performance indicators are:

•	Gaming revenues – these include slot coin-in and table games drop (volume indicators) as well as hold percentages, which are not fully controllable by the Company.

•	Promotional allowances – these include complimentaries offering food and beverage, rooms and other services to guests without charge, slot club points and direct mail offers. The Company closely monitors each of these items.

•	Revenue per FTE (Full Time Equivalent) – assists management in monitoring labor costs.

     On September 10, 2003, the Company and its stockholders entered into a definitive Stock Purchase Agreement (the “Harrah’s Sale Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Harrah’s Sale Agreement, the stockholders of the Company agreed to sell all of the outstanding capital stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in the second quarter of 2004.

Results of Operations
Financial Highlights

	Years ended December 31,			% Increase/(Decrease)
	2003	2002	2001	'03 vs. '02	'02 vs. '01
	(dollars in thousands)
Casino revenues
Bossier City	$254,313	$255,583	$242,719	—	5%
Tunica	243,302	255,669	254,648	-5%	—
Hammond	350,613	316,347	261,414	11%	21%
Joliet (a)	—	—	158,174	(e )	(e )

	$848,228	$827,599	$916,955	2%	-10%

Net revenues
Bossier City	$251,801	$255,712	$250,389	-2%	2%
Tunica	234,681	247,727	253,678	-5%	-2%
Hammond	339,783	309,127	267,639	10%	16%
Joliet (a)	—	—	161,552	(e )	(e )

	$826,265	$812,566	$933,258	2%	-13%

Operating income (loss)
Bossier City (b)	$40,213	$32,194	$29,881	25%	8%
Tunica (b)	53,050	68,024	67,869	-22%	—
Hammond (b)	51,402	63,710	31,850	-19%	100%
Joliet (a) (b)	—	—	47,393	(e )	(e )
Gain on assets held for sale	—	—	165,485	(e )	(e )
Corporate expenses	(22,928)	(25,538)	(22,483)	10%	-14%
Preopening expenses (c)	—	—	(4,064)	(e )	(e )
Deferred compensation	(337)	(10,229)	410	(e )	(e )
Other	(999)	1,639	1,266	-161%	29%

	$120,401	$129,800	$317,607	-7%	-59%

Other information
Interest expense, net	$48,898	$58,944	$78,749	-17%	-25%
Loss on early retirement of debt	$—	$9,683	$6,893	(e )	(e )
Net income	$71,571	$60,199	$232,347	19%	-74%
Operating margin (operating income/net revenue)(d)
Bossier City (b)	16%	13%	12%	3 pts.	1 pt.
Tunica (b)	23%	27%	27%	-4 pts.	0 pts.
Hammond (b)	15%	21%	12%	-6 pts.	9 pts.
Joliet (a) (b)	—	—	29%	(e )	(e )
Consolidated	15%	16%	34%	-1 pt.	-18 pts.

(a)	Results for Joliet are through July 31, 2001, the date of sale to Argosy Gaming Company.

(b)	Before corporate allocations, deferred compensation, preopening expenses and gain on assets held for sale.

(c)	Includes advertising and production costs of approximately $2.0 million.

(d)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

(e)	Not meaningful.

Years Ended December 31, 2003 and 2002

     Consolidated casino revenues for the year ended December 31, 2003 increased 2% as compared to the prior year. Revenue improvements in Hammond as the result of the conversion to dockside gaming in August 2002, were partially offset by year-over-year revenue decreases experienced in Tunica. A significant tax increase in Hammond, along with decreases in revenue in Tunica, were the primary reasons that those two properties experienced decreases in operating income in 2003.

     Casino revenues in Bossier City were flat in 2003 as compared to the prior year while the Shreveport/Bossier City market decreased approximately 1% between the two periods. Contributing to the market results was the May 21, 2003 opening of approximately 900 slots at a nearby horse racetrack facility. Increased slot and table hold percentages in Bossier City in 2003 were offset by a 3% decline in slot volume and a 1% decline in table volume as compared to 2002. Impacting Bossier City’s operating income in the prior year was a $7.4 million charge related to the relicensing of that facility. Excluding that charge, operating income and operating margins increased slightly in 2003 as compared to 2002 despite another 1% increase in gaming taxes in 2003.

     Operating income in Tunica decreased 22% in 2003 as compared to 2002 primarily due to marketing wars and intense competition. Casino revenues in Tunica decreased 5% in 2003 as compared to the prior year while the Tunica market declined approximately 3%. Slot volume declined 1% and table volume declined 5% over 2002, which, along with an approximate .2 percentage point decline in slot hold and .4 percentage point decline in table hold, caused the 5% decrease in casino revenues. Operating income for Tunica in 2002 include an approximate $1.9 million positive adjustment related to favorable resolutions on various tax matters.

     Casino revenues in Hammond increased 11% in 2003 as compared to 2002, primarily as a result of the August 2002 conversion to dockside gaming. Slot and table game volume increased 7% and 14%, respectively, in 2003 as compared to 2002. Also contributing to the increase in casino revenue was a .2 percentage point increase in slot hold in the year ended 2003 as compared to 2002. While Hammond has experienced revenue increases from dockside gaming, operating income and margins still fell significantly short of prior year primarily due to the increase in state gaming taxes enacted in the second half of 2002. In addition to the higher effective tax rate that Hammond is now experiencing, an additional $5.1 million in gaming taxes was recorded in 2003 as the result of a retroactive tax increase imposed by the Indiana legislature during 2003. Excluding the retroactive tax, Hammond recorded an additional $36.7 million in state gaming taxes in 2003 as compared to 2002, resulting in an effective state gaming tax rate of 30.6% as compared to a 22.2% effective rate in 2002.

     Corporate expenses decreased approximately $2.6 million, or 10%, in the year ended December 31, 2003 as compared to the prior year. During 2003, approximately $2.3 million was recorded related to the relocation of the corporate headquarters from Illinois to Nevada, partially offset by lower payroll and related costs of approximately $1.0 million as compared to 2002. Also in 2003, the Company reversed approximately $1.0 million of the liability established upon the sale of Joliet to cover liabilities for which amounts were escrowed. Upon the two-year anniversary of the sale of Joliet, the escrow was released. In 2002, an approximate $2.3 million payment for franchise taxes related to a Louisiana franchise tax audit was recorded.

     Deferred compensation decreased approximately $9.9 million in the year ended December 31, 2003 as compared to the prior year due primarily to a decrease in the valuation used to calculate the value of vested stock appreciation rights.

     Net interest expense decreased approximately 17% in 2003 as compared to the prior year due primarily to lower outstanding debt balances during the 2003 period. In June 2002, the Company redeemed approximately $159.0 million of Senior Subordinated Notes, resulting in a loss on early retirement of debt of approximately $9.7 million in the year ended December 31, 2002.

Years Ended December 31, 2002 and 2001

     Consolidated casino revenues decreased approximately 10% in the year ended December 31, 2002 as compared to the prior year, primarily as the result of the sale of Joliet on July 31, 2001. Excluding Joliet, the three remaining properties averaged a 9% increase in gaming revenues, led by Hammond with a 21% increase. The revenue increases experienced in Hammond in the first seven months of 2002 became even more pronounced once dockside gaming was enacted on August 1, 2002. Casino revenues in Bossier City increased approximately 5% in 2002 as compared to 2001 in a market that increased only 2%, while Tunica casino revenues were flat in 2002 compared to 2001 as the Tunica market increased less than 1%.

     With the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company ceased amortization on most intangibles, including goodwill, on January 1, 2002. Such amortization expense totaled approximately $12.3 million in the year ended December 31, 2001. Excluding amortization expense in the 2001 period, operating income before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale increased 2% and 56% in Bossier City and Hammond, respectively, and decreased 1% in Tunica. In addition, 2002 operating margins before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale were approximately 13%, 27% and 21% in Bossier City, Tunica and Hammond, respectively, as compared to operating margins before corporate allocations, deferred compensation, pre-opening expenses and gain on assets held for sale of approximately 13%, 27% and 15%, respectively, in the 2001 period when calculated on a comparable basis.

     Improved results were achieved in Bossier City despite an additional 1% increase in gaming taxes that went into effect on April 1, 2002. The positive results in Bossier City in 2002 can be partially attributed to the absence of some of the unusual costs that impacted the property in 2001. These include an approximate $1.4 million sales tax assessment on progressive slot machine royalty payments in 2001 and approximately $0.9 million of relicensing costs that were recorded in 2001. Impacting 2002 was a $7.4 million charge related to Bossier City’s relicensing. The 2002 period also includes a $0.8 million reserve against a note receivable related to the year 2000 sale of its off-site hotel.

     Increases in insurance expense and points expense in Tunica in 2002 were offset by decreases in health care costs, bad debt expense and direct mail costs. Additionally, Tunica results in 2002 include an approximate $1.9 million positive adjustment related to favorable resolutions on various tax matters.

     After the successful re-branding in 2001, Horseshoe Hammond experienced a record year in 2002. Prior to the initiation of dockside gaming on August 1, 2002, Hammond generated a 14% increase in gaming revenues in the seven months ended July 31, 2002, as compared to the same period in the prior year. The positive momentum continued with the advent of dockside gaming, with the property experiencing a 31% increase in gaming revenues during the five month period from August 1, 2002 through December 31, 2002, as compared to the same period in the prior year. Along with dockside gaming came a substantial increase in gaming taxes, with a maximum rate of 35% on gaming revenues in excess of $150.0 million. This is up from a 20% flat rate prior to July 1, 2002 and a 22.5% rate imposed from July 1, 2002 until the date dockside gaming began. The effective state gaming tax rate for Hammond for the twelve months ended December 31, 2002 was 22.2%.

     Operating income in 2001 includes approximately $4.1 million in pre-opening expenses, including approximately $2.0 million of advertising and production costs, related to the re-branding of the Hammond casino.

     Corporate expenses increased approximately $3.1 million, or 14%, in 2002 as compared to 2001. This is largely attributable to the 2002 resolution of a 1999 — 2001 Louisiana franchise tax audit, as a result of which the Company paid approximately $2.3 million, plus interest. Also impacting 2002 was an approximate $0.8 million increase in payroll and related costs over 2001. In addition, approximately $2.3 million of the monthly consulting payments to the former owners of Joliet were included in corporate expense during the 2001 period. Upon the sale of Joliet, the present value of the remaining liability was accrued and charged against the sale of Joliet, thereby excluding those payments from corporate expense in the 2002 period.

     Deferred compensation increased approximately $10.6 million in 2002 due to an increase in the valuation used to calculate the value of vested stock appreciation rights.

     During 2001, the Company recorded a gain of approximately $165.5 million as a result of the sale of Joliet to Argosy Gaming Company.

     Depreciation and amortization expense decreased approximately $10.9 million, or 16%, in 2002 as compared to 2001. This is primarily the result of ceasing to amortize goodwill and certain other intangibles upon the adoption of SFAS 142, as discussed above.

     Net interest expense decreased approximately 25% in 2002 as compared to 2001 primarily due to reduced debt outstanding and aided by lower interest rates on the Credit Facility. The Company retired its 9.375% Senior Subordinated Notes on the first call date of June 15, 2002. This transaction generated a loss on early retirement of debt in the amount of approximately $9.7 million in 2002 as compared to a $6.9 million loss on early retirement of debt in 2001.

Liquidity and Capital Resources

     Net cash provided by operating activities was approximately $125.9 million, $122.6 million and $138.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002 and 2001, the Company used its cash flow from operating activities primarily to fund capital expenditures at its existing properties and to repay debt. In 2003, with virtually no pre-payable debt, the Company used its cash flow from operating activities primarily for the pavilion and garage expansion in Hammond. With the anticipated sale to Harrah’s expected to close in the latter part of the second quarter of 2004, the Company has been accumulating cash.

     Net cash (used in) provided by investing activities was approximately $(64.4) million, $(36.0) million and $370.6 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows from investing activities for 2001 include the net proceeds from the sale of Joliet.

     Net cash used in financing activities was approximately $45.6 million, $220.0 million and $366.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, approximately $43.0 million, $266.0 million and $351.6 million, respectively, was repaid on long-term debt.

     During 2003, Hammond completed a $16.5 million interim expansion of its boat and pavilion, including the addition of approximately 400 slot machines. The construction of a $50.1 million parking garage in Hammond is underway and is expected to be completed in the second quarter of 2004. As of December 31, 2003, the Company had expended approximately $25.1 million related to the parking garage.

     With the pending sale to Harrah’s, the Company is not planning any new major capital expenditure projects in 2004, however, normal routine maintenance will continue. Assuming the sale to Harrah’s does not occur in 2004, the Company anticipates approximately $29.9 million in capital expenditures, excluding the completion of the Hammond garage, could be incurred in 2004.

     As of December 31, 2003, the Company had long-term debt outstanding of approximately $534.0 million related to its 8.625% Senior Subordinated Notes, due 2009. The first call date on these Notes is in May 2004. The Company does not intend to take any action at that time.

     In 1999, the Company completed its $375.0 million Senior Secured Credit Facility (the “Credit Facility”). The Credit Facility consisted of a $250.0 million, five-year revolver and a $125.0 million, seven-year term loan. In 2001, the Company amended its Credit Facility to allow, among other things, for the reduction of its loan commitment to $150.0 million. All of the operating subsidiaries guarantee the obligations under the Credit Facility. The Credit Facility, as amended, was permanently reduced by $28.1 million on December 31, 2003 and will be permanently reduced by $40.6 million per quarter beginning March 31, 2004. The Credit Facility expires on September 30, 2004. There are no amounts currently outstanding on the Credit Facility, nor does the Company anticipate any more borrowings prior to its expiration in September 2004. Due to the pending sale to Harrah’s, no efforts have been made at this time to extend the Credit Facility beyond its expiration.

     The Company believes that cash and cash equivalents on hand (approximately $103.4 million at December 31, 2003) and cash flow from operations (budgeted at approximately $147.4 million in 2004) will be adequate to meet existing debt service obligations (approximately $46.1 million in 2004) and capital expenditure commitments (approximately $57.2 million anticipated) for the next twelve months. If the sale to Harrah’s does not occur, the Company will explore all of its refinancing alternatives, including the possible redemption of all or part of the Senior Notes.

     The Company’s debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; and (iii) limit the amount of restricted payments, as defined, the Company may make. In addition, the Company’s debt agreements prohibit the consolidation or merger of the Company or its subsidiaries with an affiliate or third party, or any sale of substantially all of the Company or its subsidiaries’ assets unless: (1) either (a) the Company is the continuing entity or (b) the resulting entity is a corporation organized under the laws of the United States and expressly assumes by supplemental indenture all of the obligations of the Company in connection with the Senior Subordinated Notes; (2) no default or event of default, as defined, shall exist or shall occur immediately after giving effect on a pro forma basis to such transaction; (3) immediately after giving effect to such transaction on a pro forma basis, the consolidated resulting, surviving or transferee entity would immediately thereafter be permitted to incur a least $1 of additional indebtedness; and (4) such transaction will not result in the loss of any material gaming license.

     Should the Company’s pending sale to Harrah’s trigger a change of control triggering event, as defined, the Company would be required to make a change of control offer to the bondholders at a cash price equal to 101% of the principal amount thereof. The change of control offer is required to be made within ten business days following a change of control triggering event and must remain open for 20 business days following its commencement. The repurchase of any tendered notes will take place not later than 35 business days after the change of control triggering event. Prior to the commencement of a change of control offer, the Company will terminate all commitments of indebtedness under the Credit Facility or obtain the requisite consents under the Credit Facility to permit the repurchase of the notes as described above.

     The Company has no off balance sheet financing.

     The Company has the following future contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
					2009 and
	Total	2004	2005-2006	2007-2008	after
Long-term debt obligations	$535,015	$—	$—	$—	$535,015
Operating lease obligations	6,072	1,872	2,095	659	1,446
Purchase obligations, excluding construction commitments	12,645	11,668	973	4	—
Construction commitments	24,900	24,900	—	—	—
Long term liabilities per balance sheet	6,068	—	—	—	6,068

	$584,700	$38,440	$3,068	$663	$542,529

     As of December 31, 2003, the Company had no capital lease obligations.

     Not included in the above table are certain employee related obligations that will result upon the consummation of the pending sale to Harrah’s. The sale will trigger the “change of control” provisions in certain of the Company’s benefit plans, including a retention bonus plan, employment agreements and executive severance agreements that cover 158 of its key management. The executive severance agreements provide for, among other things, a payment of up to 2.99 times the executive’s annual salary and bonus, as defined. The estimated amount payable under the executive severance arrangements is approximately $13.2 million.

     The retention bonus plan and employment agreements provide for, among other things, payments ranging from three months to twenty-four months salary. The estimated amount payable under the retention bonus plan and employment agreements is approximately $9.6 million.

     The Company’s Equity Incentive Plan also contains a change of control provision whereby the vesting is accelerated upon a change of control. Management estimates that approximately $43.8 million will be paid to key management under the Equity Incentive Plan upon the sale to Harrah’s.

     In accordance with the terms of the Harrah’s Sale Agreement, the Company could be liable for a payment to Harrah’s of approximately $27.5 million should the Harrah’s Sale Agreement be terminated by Harrah’s due to a material adverse effect, as defined, relating to the Company that cannot be cured by the Company, or due to a breach by the Company or its stockholders, as defined, of the Harrah’s Sale Agreement that would result in the failure of certain closing conditions described in the Harrah’s Sale Agreement.

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for accounts receivable that may not be collected. Generally, this reserve is established by applying standard reserve percentages to aged account balances. In addition, accounts may be reserved based on specific knowledge of the customer. Establishing and evaluating this reserve requires the use of management’s judgment. As of December 31, 2003, the Company had approximately $6.3 million reserved for doubtful accounts.

Property and Equipment

     The Company makes estimates and assumptions when accounting for property and equipment. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. When constructing or purchasing assets, the Company must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. The Company’s depreciation expense is highly dependent on the assumptions that are made about the assets’ estimated useful lives. The estimated useful life is based on the Company’s experience with similar assets and an estimate of the usage of the asset. The accuracy of these estimates affects the amount of depreciation expense recognized in the Company’s financial results and whether there is a gain or loss on the disposal of the asset.

Goodwill and Other Intangible Assets

     With a new accounting pronouncement adopted in 2002, the Company is now required to perform an annual review (or more frequently if impairment indicators arise) of impairment on goodwill and indefinite-lived intangible assets. Performing this test requires the use of estimated future cash flows, on an undiscounted basis, compared to the carrying value of the asset. Changes in forecasted cash flows can materially affect these estimates. As of November 30, 2003, the date of our annual impairment test, no impairments of goodwill or other intangible assets have been warranted.

Slot Club Liability

     The Company has a slot club in which the customer earns “points” based on their play. These points are primarily redeemable for cash. Points expire after one year and are then purged from the system. The Company estimates its liability related to the outstanding points based on historical redemption activity.

Self-insurance Reserves

     The Company is self-insured up to certain limits for costs associated with general liability and workers’ compensation and employee medical coverage. Estimates for these reserves are based on historical loss experience and actuarial studies. In addition, the Company uses its historical health claim loss history and lag time experience to estimate its incurred but not reported health claims. Management believes that this methodology provides a reasonable basis to estimate these highly judgmental liabilities.

Risks of Competition

     The Company’s casinos operate in very competitive environments. The risks of competition come not only from expansion or reinvestments by existing competitors but also from the possibility of additional competition. While the states of Louisiana and Indiana (and also neighboring Illinois) currently limit the number of casino licenses, the Company still runs the risk that those laws can be changed or expanded, or that neighboring states, such as Texas, Arkansas or Tennessee, may legalize gaming. It is also likely that Illinois’ tenth and final gaming license will be built in Chicagoland in the next two years, which could negatively impact Hammond’s results. Additionally, the Company could be negatively impacted by competition at casinos on Native American land in the states in which we operate and also in neighboring states.

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

     In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS No. 13, “Accounting for Leases”. The key provisions of SFAS 145 that affects the Company rescinds the existing rule that all gains or losses from the extinguishment of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted SFAS 145 beginning January 1, 2003. Previously recorded extraordinary losses of $9.7 million and $6.9 million recognized by the Company in the years ended December 31, 2002 and 2001, respectively, have been reclassified to conform to the provisions of SFAS No. 145.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 generally requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under EITF Issue 94-3. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 in the first quarter of 2003. Adoption of SFAS 146 did not have a material impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). The statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. The statement was effective for interim periods beginning after June 15, 2003. Adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company’s exposure to market risk is changes in its interest rate risk associated with long term debt. To date, the Company has not held or issued derivative financial instruments for trading purposes, and the Company does not enter into derivative transactions that would be considered speculative positions.

     At December 31, 2003, the Company has no exposure to interest rate market risk as it relates to variable rate debt since it has no amounts outstanding. There is no market risk associated with the Company’s fixed rate debt. This debt has a principal balance of approximately $535.0 million, a stated interest rate of 8.625%, and matures in May 2009. The fair value of this fixed rate debt is approximately $565.8 million and is based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

Other Risks

     The Company could not obtain the permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants. Accordingly, the Arthur Andersen LLP Report of Independent Public Accountants herein is merely reproduced from Horseshoe Gaming Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 (although the consolidated balance sheets as of December 31, 2001 and 2000, the consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2000 and 1999 referred to in that report are not included herein) and does not include the manual signature of Arthur Andersen LLP. The conviction of the Company’s former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to the Company and may impede the Company’s access to the capital markets.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Horseshoe Gaming Holding Corp.

     We have audited the accompanying consolidated balance sheets of Horseshoe Gaming Holding Corp. and subsidiaries (“Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Horseshoe Gaming Holding Corp. as of December 31, 2001 and for the year then ended, before the inclusion of the disclosures discussed in Note 6 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Horseshoe Gaming Holding Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the consolidated financial statements of Horseshoe Gaming Holding Corp., as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in 2001 related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS 142 to the Company’s underlying analysis obtained from management, (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

     As discussed in Note 6 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 19, 2004

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

     The Company could not obtain the permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants above. Accordingly, the Arthur Andersen LLP Report of Independent Public Accountants herein is merely reproduced from Horseshoe Gaming Holding Corp.’s Annual Report on Form 10-K for the year ended December 31, 2001 (although the consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2000 and 1999 referred to in that report are not included herein) and does not include the manual signature of Arthur Andersen LLP. The conviction of the Company’s former independent public accountants, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to the Company and may impede the Company’s access to the capital markets.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

(dollars in thousands, except share data)

	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$103,359	$87,373
Restricted cash	1,000	14,286
Accounts receivable, net of allowance for doubtful accounts of $6,305 and $6,779, respectively	16,720	12,555
Inventories	4,889	5,418
Prepaid expenses and other	6,780	7,825

Total current assets	132,748	127,457

Property and equipment, net	485,557	471,003
Goodwill	252,242	252,242
Other, net	46,729	50,857

	$917,276	$901,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,274	$8,860
Accrued expenses and other	80,365	99,492

Total current liabilities	86,639	108,352

Long-term liabilities
Long-term debt	533,968	556,773
Other long-term liabilities	6,068	6,923

Total long-term liabilities	540,036	563,696

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,115 and 23,077 shares outstanding, respectively	—	—
Additional paid-in capital	59,090	59,808
Retained earnings	285,709	225,001

	344,799	284,809
Treasury stock, at cost, 1,885 and 1,923 shares, respectively	(54,198)	(55,298)

Total stockholders’ equity	290,601	229,511

	$917,276	$901,559

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31

(in thousands)

	2003	2002	2001
Revenues
Casino	$848,228	$827,599	$916,955
Food and beverage	80,203	79,384	87,876
Hotel	30,010	28,772	29,697
Retail and other	18,370	19,290	20,856

	976,811	955,045	1,055,384
Promotional allowances and other	(150,546)	(142,479)	(122,126)

Net revenues	826,265	812,566	933,258

Expenses
Casino	479,555	434,887	528,827
Food and beverage	26,744	24,067	27,245
Hotel	1,995	2,351	2,963
Retail and other	5,896	7,051	7,502
General and administrative	111,858	117,574	119,877
Corporate expenses	22,928	25,538	22,483
Deferred compensation	337	10,229	(410)
Preopening expenses	—	—	4,064
Net loss (gain) on disposal of assets	3,218	5,033	(163,845)
Depreciation and amortization	53,333	56,036	66,945

Total expenses	705,864	682,766	615,651

Operating income	120,401	129,800	317,607
Other income (expense)
Interest expense	(49,571)	(61,243)	(82,720)
Interest income	673	2,299	3,971
Loss on early retirement of debt	—	(9,683)	(6,893)
Other, net	68	(974)	382

Total other income (expense)	(48,830)	(69,601)	(85,260)

Net income	$71,571	$60,199	$232,347

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(in thousands)

	Treasury	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance, January 1, 2001	$(43,374)	$52,715	$43,267	$52,608
Dividends:
Cash	—	—	(71,255)	(71,255)
Net receivable	—	—	803	803
Treasury stock purchases	(9,411)	7,093	—	(2,318)
Net income	—	—	232,347	232,347

Balance, December 31, 2001	(52,785)	59,808	205,162	212,185
Dividends:
Cash	—	—	(27,845)	(27,845)
Net payable	—	—	(12,515)	(12,515)
Treasury stock purchases	(2,513)	—	—	(2,513)
Net income	—	—	60,199	60,199

Balance, December 31, 2002	(55,298)	59,808	225,001	229,511
Dividends:
Cash	—	—	(10,226)	(10,226)
Net payable	—	—	(637)	(637)
Exercise of stock options	1,100	(718)	—	382
Net income	—	—	71,571	71,571

Balance, December 31, 2003	$(54,198)	$59,090	$285,709	$290,601

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income	$71,571	$60,199	$232,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,333	56,036	66,945
Net loss (gain) on disposal of assets	3,218	5,033	(163,845)
Amortization of debt discounts, deferred finance charges and other	2,714	2,918	3,964
Provision for doubtful accounts	2,997	4,068	7,226
Deferred compensation	337	10,229	(410)
Loss on early retirement of debt	—	9,683	6,893
Decrease (increase) in restricted cash	9,836	(10,727)	—
Net change in current assets and liabilities	(18,110)	(14,818)	(14,988)

Net cash provided by operating activities	125,896	122,621	138,132

Cash flows from investing activities
Purchases of property and equipment	(68,946)	(43,768)	(44,137)
Proceeds from sale of property and equipment	841	485	241
Net proceeds from sale of Joliet	—	—	442,662
Indemnification escrow related to Joliet sale	3,450	10,500	(14,059)
Decrease (increase) in other assets	297	(3,240)	(14,126)

Net cash (used in) provided by investing activities	(64,358)	(36,023)	370,581

Cash flows from financing activities
Proceeds from long-term debt	20,000	83,000	55,000
Repayments on long-term debt	(43,000)	(266,031)	(351,590)
Dividends	(22,741)	(27,041)	(69,096)
Exercise of stock options	189	—	—
Debt issue costs and commitment fees	—	(7,457)	(343)
Purchase of stock for treasury	—	(2,513)	—

Net cash used in financing activities	(45,552)	(220,042)	(366,029)

Net change in cash and cash equivalents	15,986	(133,444)	142,684
Cash and cash equivalents, beginning of period	87,373	220,817	78,133

Cash and cash equivalents, end of period	$103,359	$87,373	$220,817

The accompanying notes are an integral part of these
consolidated financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE 1 ORGANIZATION AND PENDING SALE

Organization

     Horseshoe Gaming Holding Corp., a Delaware corporation, and subsidiaries, (the “Company”), conduct casino gaming, hotel and other related operations at riverboat casinos under the “Horseshoe” name in Bossier City, Louisiana; Tunica County, Mississippi; and Hammond, Indiana. In addition, the Company owned and operated the Empress Casino Joliet (“Joliet” or “Empress Joliet”) in Joliet, Illinois from December 1, 1999 until July 31, 2001 (see Note 3).

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

Pending Sale

     On September 10, 2003, the Company and its stockholders entered into a definitive Stock Purchase Agreement (the “Harrah’s Sale Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Harrah’s Sale Agreement, the stockholders of the Company agreed to sell all of the outstanding stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in the second quarter of 2004 (see Note 13).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

     Restricted cash at December 31, 2003 represents amounts on deposit pursuant to the bonding requirements of the Indiana Gaming Commission. Included in restricted cash at December 31, 2002 is approximately $10.6 million on deposit pursuant to the bonding requirements of the Indiana Gaming Commission and approximately $3.7 million of net proceeds remaining in escrow to cover potential indemnifications related to the sale of Joliet (see Note 3).

Inventories

     Inventories consist primarily of food, beverage, retail merchandise, kitchen smallwares and employee wardrobe and are stated at the lower of cost or market. Cost is determined using either the first-in, first-out method or the average cost method.

Property and Equipment

     Property and equipment are stated at cost. The costs of normal repairs and maintenance are expensed as incurred while major expenditures that extend the useful lives of assets are capitalized.

     Depreciation is provided on the straight-line basis over the estimated useful lives as follows:

Buildings, boats and barges	10 to 30 years
Improvements	2 to 30 years
Furniture, fixtures and equipment	2 to 10 years

Capitalized Interest

     The Company capitalizes interest for associated borrowing costs of major construction projects. Capitalization of interest ceases when the asset is substantially complete and ready for its intended use. Interest capitalized during the year ended December 31, 2003 was approximately $0.7 million. No interest was capitalized during the years ended December 31, 2002 and 2001.

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

Deferred Finance Charges

     Deferred finance charges, which are included in other assets, consist of fees and expenses incurred to obtain the Company’s debt. The deferred finance charges are being amortized over the term of the related debt using the effective interest method (see Note 8). Deferred finance charges, net of accumulated amortization, were approximately $10.5 million and $13.0 million at December 31, 2003 and 2002, respectively.

Revenue Recognition

     Casino Revenues - Casino revenues are the aggregate of gaming wins and losses.

     Food, Beverage, Hotel, Retail and Other Revenues - Food, beverage, hotel, retail and other revenues are recognized at the point of sale and include the complimentary goods and services that are furnished to guests without charge.

Promotional Allowances and Other

     Promotional allowances and other consists of the following:

•	The retail value of complimentary food and beverage, rooms and other services furnished to guests without charge.

•	The estimated cash value of slot club points earned by guests. In order to induce casino play, customers using their player cards are able to earn points through casino play which are redeemable for cash.

•	Direct mail cash offers redeemed by guests.

•	Customer discounts.

     The retail value of complimentary food and beverage, rooms and other services furnished to guests without charge was approximately $91.0 million, $87.6 million and $93.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Such amounts are included in gross revenues and deducted as promotional allowances and other. The estimated costs of providing such complimentary services, which are included in casino expenses, are as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Food and beverage	$61,853	$60,842	$67,426
Hotel	9,642	8,660	8,893
Other operating expenses	8,753	9,523	10,844

	$80,248	$79,025	$87,163

Preopening Expenses

     The Company expenses preopening costs as incurred. During 2001, the Company incurred preopening expenses related to the rebranding of Hammond. Included in preopening expenses are advertising and production costs related to the name change of approximately $2.0 million for the year ended December 31, 2001.

Dividends

     The Company’s debt agreements contain covenants that limit dividends and tax distributions to its stockholders. As of December 31, 2003, the maximum permitted dividends that could be paid by the Company was approximately $96.4 million. In addition, tax distributions to the stockholders are based upon the Company’s taxable income and the highest marginal Federal and state individual statutory tax rates in effect, which are applicable to any stockholder. Such tax distributions are to be paid quarterly based upon estimated taxable income. After filing of the annual tax returns by the Company and its subsidiaries, each stockholder is to reimburse the Company for overpayments of tax distributions or the Company is to withhold such amounts from future dividends to the stockholders.

Advertising Costs

     The costs associated with the production of advertising are expensed as incurred while the costs of communication (airtime or space) are expensed the first time the advertising takes place. Advertising costs are included in general and administrative expenses in the accompanying consolidated statements of income and totaled approximately $17.0 million, $17.4 million and $15.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Corporate Expenses

     Expenses associated with the management of the Company are recorded as corporate expenses and are reflected in the accompanying consolidated statements of income in the periods such expenses are incurred.

Deferred Compensation

     Deferred compensation represents compensation expenses related to ownership interests in the Company issued to employees pursuant to the Horseshoe Gaming Holding Corp. Equity Incentive Plan. Deferred compensation of approximately $0.3 million, $10.2 million and $(0.4) million was recorded in the accompanying statements of income during the years ended December 31, 2003, 2002 and 2001, respectively (see Note 10).

Equity Incentive Plan

     The Company has an Equity Incentive Plan in which stock options (with tandem Stock Appreciation Rights (“SARs”)) or SARs are granted to certain key employees. The stock options and/or SARs are expensed ratably, based on the current market price, over their four year vesting period (see Note 10).

Income Taxes

     The Company is organized as a corporation under Delaware laws and has elected to be taxed as an S Corporation for Federal income tax purposes. Accordingly, no provision is made in the accounts of the Company for Federal income taxes, as such taxes are liabilities of the stockholders.

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

NOTE 3 SALE OF EMPRESS CASINO JOLIET

     On July 31, 2001, the Company sold Joliet to Argosy Gaming Company for $465.0 million in cash. The net proceeds from the sale, net of a deficiency in working capital and other transaction costs, were approximately $442.7 million. An additional $38.4 million in tax distributions related to the sale were made in the third quarter of 2001. A gain of approximately $165.5 million related to the sale of Joliet is included in the net loss (gain) on disposal of assets for the year ended December 31, 2001 in the accompanying consolidated statements of income.

     Pursuant to the merger agreement in which the Company sold Joliet, the Company deposited $16.3 million of the net proceeds into escrow to cover potential future indemnifications related to the Joliet facility. Of this amount, $2.3 million was disbursed in October 2001, $10.5 million was returned to the Company in November 2002, and approximately $3.5 million was returned to the Company in September 2003. The escrowed funds, including earnings, which totaled approximately $0 and $3.7 million at December 31, 2003 and 2002, respectively, are reflected as restricted cash in the accompanying consolidated balance sheets.

     Joliet did not contribute any revenues or profits for the years ended December 31, 2003 or 2002. Included in the accompanying consolidated statements of income, are net revenues from Joliet of approximately $161.6 million for the year ended December 31, 2001. Joliet also contributed approximately $47.4 million of operating income before corporate allocations and deferred compensation for the year ended December 31, 2001.

NOTE 4 ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Activity in the allowance for doubtful accounts consists of the following (in thousands):

	As of and for the
	years ended December 31,
	2003	2002	2001
Balance, beginning of period	$6,779	$13,160	$13,112
Additions charged to expense	2,997	4,068	7,226
Deductions from reserves and uncollectable accounts written off, net of amounts received	(3,471)	(10,449)	(7,178)

Balance, end of period	$6,305	$6,779	$13,160

NOTE 5 PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consists of the following (in thousands):

	Years ended December 31,
	2003	2002
Land and land improvements	$33,603	$33,053
Buildings, boat, barge and improvements	493,237	487,444
Furniture, fixtures and equipment	171,808	155,752
Construction in progress	36,148	3,236

	734,796	679,485
Accumulated depreciation	(249,239)	(208,482)

	$485,557	$471,003

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS 142. SFAS 142 states that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

     The following table sets forth a reconciliation of net income, assuming that SFAS No. 142 was applied during 2001.

Net income:
As reported	$232,347
Goodwill amortization	12,340
Indefinite-lived intangibles amortization	167

As adjusted	$244,854

     The Company conducted its annual goodwill impairment test as of November 30, 2003. No impairment charge was required as a result of the test.

     As of December 31, 2003 and 2002, the Company had the following intangible assets recorded on its balance sheet (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Balance
2003
Deferred licensing fees	$11,131	$3,640	$7,491
Other	6,380	3,322	3,058

	$17,511	$6,962	$10,549

2002
Deferred licensing fees	$11,131	$3,091	$8,040
Covenant not to compete	7,959	6,369	1,590
Other	5,968	2,628	3,340

	$25,058	$12,088	$12,970

     Amortization expense for the years ended December 31, 2003 and 2002 was approximately $2.8 million and $5.0 million, respectively. Estimated annual amortization expense for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is approximately $1.3 million, $0.8 million, $0.8 million, $0.8 million and $0.8 million, respectively.

NOTE 7 ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consists of the following (in thousands):

	As of December 31,
	2003	2002
Payroll and related liabilities	$22,312	$24,417
Gaming, sales, use and property taxes	20,498	16,342
Progressive slot and slot club liabilities	10,315	10,648
Accrued interest	5,768	6,618
Insurance and guest claims payable	2,456	1,638
Accrued stockholder dividends	2,182	12,515
Bossier City relicensing	—	7,400
Other accrued expenses	16,834	19,914

	$80,365	$99,492

NOTE 8 LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

	As of December 31,
	2003	2002
8.625% Senior Subordinated Notes (effective interest rate of 8.657%), due May 15, 2009, net of unamortized discount of $1,047 and $1,242, respectively, interest
payable semi-annually on May 15 and November 15	$533,968	$533,773
Senior Secured Revolving Credit Facility, secured by substantially all of the assets of the Company, $121.9 million borrowing capacity, due September 30, 2004, with variable interest rates based upon the Eurodollar	—	23,000

	533,968	556,773
Current maturities	—	—

	$533,968	$556,773

     At December 31, 2003 and 2002, the fair market value of the 8.625% Senior Subordinated Notes, based on quoted market prices was approximately $565.8 million and $569.8 million, respectively. The fair market value of the Company’s other long-term debt approximated its carrying value as of December 31, 2002, based on the borrowing rates available for debt with similar terms.

     There are no maturities of long-term debt during the five-year period ending December 31, 2008.

     In July 2001, approximately $65.0 million of the Company’s 8.625% Senior Subordinated Notes and approximately $0.9 million of the Company’s 9.375% Senior Subordinated Notes were tendered in an Asset Sale Offer to its bondholders. As a result of these retirements, the Company recorded a loss on early retirement of debt of approximately $6.9 million in the year ended December 31, 2001.

     In June 2002, the Company called and retired the remaining 9.375% Senior Subordinated Notes for approximately $166.5 million, including call premium. As a result of the retirement, the Company recorded a loss on early retirement of debt of approximately $9.7 million in the year ended December 31, 2002.

     In 1999, the Company completed its $375.0 million Senior Secured Credit Facility (the “Credit Facility”). The Credit Facility consisted of a $250.0 million, five-year revolver and a $125.0 million, seven-year term loan. In 2001, the Company amended its Credit Facility to allow, among other things, the reduction of its loan commitment to $150.0 million. The Credit Facility, as amended, was permanently reduced by $28.1 million on December 31, 2003 and will be permanently reduced by $40.6 million per quarter beginning March 31, 2004. The Credit Facility expires on September 30, 2004. As of December 31, 2003 there were no amounts outstanding under the Credit Facility.

     The Company’s debt agreements contain covenants that, among other things, (i) limit the amount of dividends the Company can pay to its stockholders; (ii) limit the amount of additional indebtedness which may be incurred by the Company and its subsidiaries; and (iii) limit the amount of restricted payments, as defined, the Company may make. In addition, the Company’s debt agreements prohibit the consolidation or merger of the Company or its subsidiaries with an affiliate or third party, or any sale of substantially all of the Company or its subsidiaries’ assets unless: (1) either (a) the Company is the continuing entity or (b) the resulting entity is a corporation organized under the laws of the United States and expressly assumes by supplemental indenture all of the obligations of the Company in connection with the Senior Subordinated Notes; (2) no default or event of default, as defined, shall exist or shall occur immediately after giving effect on a pro forma basis to such transaction; (3) immediately after giving effect to such transaction on a pro forma basis, the consolidated resulting, surviving or transferee entity would immediately thereafter be permitted to incur a least $1 of additional indebtedness; and (4) such transaction will not result in the loss of any material gaming license.

     Should the Company’s pending sale to Harrah’s trigger a change of control triggering event, as defined, the Company would be required to make a change of control offer to the bondholders at a cash price equal to 101% of the principal amount thereof. The change of control offer is required to be made within ten business days following a change of control triggering event and must remain open for 20 business days following its commencement. The repurchase of any tendered notes will take place not later than 35 business days after the change of control triggering event. Prior to the commencement of a change of control offer, the Company will terminate all commitments of indebtedness under the Credit Facility or obtain the requisite consents under the Credit Facility to permit the repurchase of the notes as described above.

     Certain of the Company’s debt securities have been guaranteed by HE, RPG and Hammond. The Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and any subsidiaries of the Company, other than the subsidiary guarantors, are minor.

NOTE 9 TRANSACTIONS WITH RELATED PARTIES

     A current owner, through an entity he owns, provides certain financial consulting services to the Company. For each of the years ended December 31, 2003, 2002 and 2001, the Company paid fees of approximately $0.4 million to this owner. In addition, this entity received approximately $1.7 million in fees from various investment banking firms related to the sale of Joliet in 2001.

NOTE 10 EMPLOYEE COMPENSATION AND BENEFITS

Equity Incentive Plan

     The Horseshoe Gaming Holding Corp. Equity Incentive Plan provides for (i) certain employees to be granted stock options (with tandem Stock Appreciation Rights (“SARs”)) to purchase stock in the Company and, (ii) certain other employees to be granted SARs to share in the increase in the market value of the stock options and SARs as determined in accordance with the Equity Incentive Plan. The exercise price for the stock options/SARs is determined in accordance with the plan document and represents management’s best estimate of the fair market value at the date of grant. The stock options/SARs vest over a period of four years and expire in ten years. The Equity Incentive Plan also contains a change of control provision whereby the vesting is accelerated upon a change of control.

     In 2001, the Company amended the Equity Incentive Plan to modify the valuation methodology for options and SARs granted after January 1, 2002. Options and SARs granted prior to January 1, 2002 continue to be valued using the original method.

     The following table represents stock option (with tandem SARs) activity for the three years ended December 31, 2003:

	Number	Average Price
	of Shares	per Share
Balance, December 31, 2000	235.36	$32,211
Issued	568.53	$22,303
Cancelled	(348.25)	$30,842
Exercised	(38.13)	$13,641

Balance, December 31, 2001	417.51	$21,557
Issued	212.95	$4,940
Exercised	(153.90)	$23,129

Balance, December 31, 2002	476.56	$13,624
Issued	219.85	$13,545
Cancelled	(35.38)	$14,934
Exercised	(134.84)	$10,481

Balance, December 31, 2003	526.19	$14,307

Exercisable at December 31, 2003	43.30	$33,366

     The following table represents SAR activity (not including SARs/options issued in tandem) for the three years ended December 31, 2003:

	Number	Average Price
	of Shares	per Share
Balance, December 31, 2000	563.32	$39,036
Issued	1,118.15	$21,774
Cancelled	(886.59)	$32,491
Exercised	(28.54)	$13,660

Balance, December 31, 2001	766.34	$22,333
Issued	442.65	$5,062
Cancelled	(51.46)	$19,604
Exercised	(265.49)	$23,650

Balance, December 31, 2002	892.04	$13,528
Issued	468.55	$13,404
Cancelled	(44.80)	$12,268
Exercised	(212.12)	$9,882

Balance, December 31, 2003	1,103.67	$14,227

Exercisable at December 31, 2003	99.77	$31,802

     Options and SARs cancelled and issued during 2001 include the activity resulting from a reduction of the exercise price of options and SARs issued in 2000 and 2001 by 25% due to the sale of Joliet. The sale prompted this adjustment to set the exercise price of the options and SARs to an amount more consistent with a pricing that would have occurred if the Company had not owned Joliet when the options and SARs were issued. In total, 1,044.7 options and SARs with an average exercise price of $30,964 were adjusted to an average exercise price of $23,223. The estimated market price on the date of adjustment was $16,500.

401(k) Savings Plan

     The Company maintains a 401(k) Savings Plan whereby eligible employees may contribute up to 50% of their earnings to the plan, on a pre-tax basis. Employees are eligible to participate in the plan on the first day of the next calendar quarter following six months of service. In addition, the Company provides a matching contribution of 100% of the first 2% and 50% of the next 4% of the employees’ contributions. Employees vest in the Company’s matching contributions over four years. The Company’s matching contributions were approximately $3.9 million, $3.8 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

NOTE 11 SUPPLEMENTAL CASH FLOW DISCLOSURES

     The net change in current assets and liabilities consists of the following (in thousands):

	Years ended December 31,
	2003	2002	2001
(Increase) decrease in assets:
Accounts receivable	$(5,408)	$(2,706)	$(7,975)
Inventories	529	(387)	290
Prepaid expenses and other	1,222	(1,417)	405
Decrease in liabilities:
Accounts payable	(2,546)	(4,579)	(3,531)
Accrued expenses and other	(11,907)	(5,729)	(4,177)

	$(18,110)	$(14,818)	$(14,988)

Supplemental Cash Flow Disclosure (in thousands):
Cash paid for interest, net of amounts capitalized	$47,500	$60,776	$80,894
Repurchase common stock for debt	—	—	$8,043

NOTE 12 LEASE COMMITMENTS

     The Company and its subsidiaries lease both real estate and equipment used in its operations and classifies those leases as operating leases following the provisions of SFAS No. 13 “Accounting for Leases.” As of December 31, 2003, the Company did not have any capital leases.

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

     Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $5.7 million, $7.9 million and $8.9 million, respectively.

     As of December 31, 2003, the Company is obligated under non-cancelable operating leases to make future minimum lease payments as follows (in thousands):

Year ended December 31
2004	$1,872
2005	1,279
2006	816
2007	362
2008	297
Thereafter	1,446

Total	$6,072

     In addition to these minimum rental commitments, certain of the Company’s operating leases provide for contingent royalty payments based on a percentage of revenues in excess of specified amounts.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Harrah’s Sale Agreement

     As discussed in Note 1, the Company is in the process of being purchased by Harrah’s. Pursuant to the Harrah’s Sale Agreement, the transaction is expected to be treated as an asset sale for Federal income tax purposes.

     In addition to the cash consideration of approximately $915.0 million, the Harrah’s Sale Agreement requires Harrah’s to reimburse the Company for approved capital expenditures up to $51.2 million to the extent such expenditures are actually made, purchase all of the Company’s existing cash, and also reimburse the Company’s stockholders for the difference between ordinary income tax rates and capital gains tax rates.

     The resultant sale will trigger the “change of control” provisions in certain of the Company’s benefit plans, including a retention bonus plan, employment agreements and executive severance agreements that cover 158 of the Company’s key management. The executive severance agreements provide for, among other things, a payment of up to 2.99 times the executive’s annual salary and bonus, as defined. The estimated amount payable under the executive severance arrangements is approximately $13.2 million.

     The retention bonus plan and employment agreements provide for, among other things, payments ranging from three months to twenty-four months salary. The estimated amount payable under the retention bonus plan and employment agreements is approximately $9.6 million.

     The Company’s Equity Incentive Plan also contains a change of control provision whereby the vesting is accelerated upon a change of control. Management estimates that approximately $43.8 million will be paid to key management under the Equity Incentive Plan upon the sale to Harrah’s.

     In accordance with the terms of the Harrah’s Sale Agreement, the Company could be liable for a payment to Harrah’s of approximately $27.5 million should the Harrah’s Sale Agreement be terminated by Harrah’s due to a material adverse effect, as defined, relating to the Company that cannot be cured by the Company, or due to a breach by the Company or its stockholders, as defined, of the Harrah’s Sale Agreement that would result in the failure of certain closing conditions described in the Harrah’s Sale Agreement.

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

     On April 18, 2003, a lawsuit was filed in the Circuit Court of Tunica County, Mississippi. The plaintiffs are personal representatives of the estate of three individuals who died following a car accident in Tunica County, Mississippi. The personal representatives allege that the car accident was the result of an individual driving while under the influence of alcohol and that the driver was served the alcohol while at Horseshoe Tunica. Tunica and the Company deny the allegations in the complaint and intend to vigorously contest the matter.

     On July 8, 2002, the Common Council of the City of Hammond filed its “Verified Complaint for Preliminary Injunction And Declaratory Judgment And Petition for Determination Of The Nature Of The City Executive And Legislative Power By The Court, sitting en Banc” in the Lake County Superior Court in Crown Point, Indiana and captioned as “Robert A. Markovich, as President of The Common Council of the City of Hammond vs. Duane W. Dedelow, Jr., as Mayor of the City of Hammond, Horseshoe Hammond, Inc., f/k/a Empress Casino Hammond Corporation, and Hammond Development Corporation.” On June 21, 1996, the City of Hammond and Horseshoe Hammond entered into the Hammond Riverboat Gaming Project Development Agreement (“Development Agreement”). Subsequently, the City of Hammond and Horseshoe Hammond entered into the First Amendment to Development Agreement in August of 1999, the Second Amendment to Development Agreement in August of 1999, the Third Amendment to Development Agreement in December of 2000 and the Fourth Amendment to Development Agreement in October of 2001 (collectively referred to herein as the “Development Agreement Amendments”). Through the Development Agreement Amendments, the City of Hammond and Horseshoe Hammond agreed, among other things, to allow Horseshoe Hammond to expand its facilities in exchange for certain payments from Horseshoe Hammond to certain governmental agencies at the City’s direction. In entering into the Development Agreement Amendments, the Mayor of the City of Hammond did not seek approval of the Development Agreement Amendments from the City of Hammond Common Council. In the Verified Complaint, the Common Council asked the Court to (i) enjoin the

Mayor from entering into any further agreements providing for payments from Horseshoe Hammond or spending any of the funds already paid by Horseshoe Hammond, (ii) determine that the Mayor does not have unilateral authority to enter into agreements with Horseshoe Hammond and (iii) enter a declaratory judgment finding the Development Agreement Amendments invalid. During the fourth quarter of 2002, the parties to the suit entered into a stipulation which provided that the resolution of the lawsuit shall not affect the validity or performance of the Development Agreement or the Development Agreement Amendments. The parties further stipulated that the only effect of the lawsuit would be to create a claim by the Common Council for repayment from the recipients of any funds transferred by the Company. In January 2004, the parties in the lawsuit agreed to its dismissal.

     On June 2, 2000, a lawsuit was filed in the United States District Court for the Northern District of Indiana, against the Company and the Horseshoe Hammond on behalf of current and former employees of Horseshoe Hammond, alleging that Horseshoe Hammond and the Company are responsible for damages to current and former employees as a result of poor air quality on the gaming vessel operating in Hammond, Indiana. The lawsuit alleged certain tort claims based on poor air quality and sought certification as a class on behalf of similarly situated current and former employees of Horseshoe Hammond. On May 8, 2002, the United States District Court denied plaintiffs’ request for class certification and on October 18, 2002, plaintiff’s counsel amended the suit to add 25 additional plaintiffs. Horseshoe Hammond and the Company deny the allegations in the complaint asserted by the named employees and intend to vigorously contest this matter.

     In 1996, legislation was passed in Louisiana authorizing each parish Police Jury, including the Bossier Police Jury, the governing body of Bossier Parish, to impose a boarding fee of $0.50 per patron entering riverboat gaming facilities in Bossier Parish. In response to this legislation, Horseshoe Bossier City commenced litigation against the Bossier Police Jury, asserting that the Bossier Police Jury had previously contracted away their right to impose an additional $0.50 boarding fee. In January 1997, Horseshoe Bossier City separately settled with the Bossier Police Jury, and the lawsuit was dismissed as it relates to Horseshoe Bossier City and the Bossier Police Jury. As part of the settlement, Horseshoe Bossier City agreed to pay a 1% tax on its gross casino revenues to Bossier Parish with a minimum annual payment of $1.5 million regardless of actual revenue. Subsequently, legislation was passed increasing the maximum amount the Bossier Police Jury could collect to $3.00 per person boarding gaming boats in Bossier City. On July 5, 2001, James Wellborn and Charles J. Nickel filed a lawsuit in the 26th Judicial Court (Bossier Parish) against the Municipality of Bossier City, Louisiana asking the Court to (i) order the City to collect a $3.00 per person boarding fee from Horseshoe Bossier City, (ii) invalidate a contract fixing the amount paid by Horseshoe Bossier City to Bossier Parish as opposed to a per person boarding fee and (iii) certify the suit as a class action on behalf of all citizens and taxpayers of Bossier Parish. The Company believes the suit is without merit and will vigorously defend itself in the action, including the validity of the contract.

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

     None

Item 9A. Controls and Procedures

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

     There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date the Company completed its evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth information concerning the Company executive officers, directors and other key personnel.

	Age	Position
Jack B. Binion	67	Chairman of the Board of Directors, Chief Executive Officer and Secretary

Peri N. Howard	43	Vice Chairperson of the Board of Directors

Leslie L. Kenny	48	Director

Roger P. Wagner	56	President and Chief Operating Officer

Kirk C. Saylor	47	Senior Vice President – Financial Officer Treasurer and Chief

Dominic F. Polizzotto	38	Senior Vice President – General Counsel

Christopher S. Corrado	34	Senior Vice President – Marketing

David S. Carroll	48	Senior Vice President – Human Resources

Jon C. Wolfe	36	Senior Vice President – Chief Information Officer

J. Lawrence Lepinski	57	General Manager of Horseshoe Bossier City

Robert McQueen	50	General Manager of Horseshoe Tunica

Ricky S. Mazer	49	General Manager of Horseshoe Hammond

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

     Mr. Saylor has been the Company’s Senior Vice President, Chief Financial Officer and Chief Accounting Officer since the Company’s formation in April 1999. Prior thereto, he served in the same capacity with HGI since November 1998.

     Mr. Polizzotto has been the Company’s Senior Vice President - General Counsel since January 2001. Prior thereto he was a partner in the law firm of Ice Miller in Indianapolis, Indiana since 1997.

     Mr. Corrado has been the Company’s Senior Vice President - Marketing since October 2002. Prior thereto, he served as the Company’s Vice President of Advertising and Branding since August 2001. From November 1999 to August 2001, Mr. Corrado served as Vice President of Marketing for Empress Casino in Joliet, Illinois. From May 1999 to November 1999, he served as Director of Marketing for Empress Casino in Joliet, Illinois and from September 1998 to May 1999, Mr. Corrado was Marketing Manager for KPMG - Business Valuation Division, Chicago, Illinois.

     Mr. Carroll has been the Company’s Senior Vice President - Human Resources since the Company’s formation in April 1999. Prior thereto, he served in the same capacity with HGI since November 1998.

     Mr. Wolfe has been the Company’s Senior Vice President - Chief Information Officer since October 2000. Prior thereto, Mr. Wolfe served as the Company’s Vice President - Chief Information Officer since the Company’s formation in April 1999. Prior thereto, he served in the same capacity with HGI since October 1998.

     Mr. Lepinski has been General Manager of the Horseshoe Bossier City since September 1995.

     Mr. McQueen has been General Manager of the Horseshoe Tunica since July 1996.

     Mr. Mazer has been General Manager of the Horseshoe Hammond since February 1996.

Audit Committee Financial Expert

     Since the stock of the Company is privately held and not listed on an exchange, the Company is not required to have an Audit Committee. Therefore, a financial expert is not required.

Code of Ethics

     The Company is in the process of evaluating the code of ethics requirements of Item 406 of Regulation S-K of the Exchange Act. If a code of ethics is adopted by the Company, it will be included as an exhibit to the Company’s next regularly scheduled public filing made after adoption.

Item 11. Executive Compensation.

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the four most highly compensated executive officers (the “Named Executive Officers”) for the years ended December 31, 2003, 2002 and 2001:

Summary Compensation Table
(dollars in thousands)

				Long-Term
				Compensation
		Annual Compensation		Securities Underlying	All Other
Name	Year	Salary	Bonus	Options/SARS (#)	Compensation (1)
Jack B. Binion	2003	$1,000.0	—	—	—
Chairman of the Board	2002	$1,000.0	—	—	—
CEO and Secretary	2001	$1,000.0	—	—	$199.4
Roger P. Wagner (2)	2003	$600.0	$347.7	43.80	$141.9
President – Chief	2002	$550.0	$481.3	40.15	$39.3
Operating Officer	2001	$500.0	$250.0	91.35	$100.7
Peri N. Howard (3)	2003	$375.0	$217.3	27.40	$137.8
Vice Chairperson	2002	$350.0	$306.3	25.55	$20.3
	2001	$250.0	$125.0	53.35	$61.2
Kirk C. Saylor (4)	2003	$350.0	$202.8	25.55	$198.0
Senior Vice President	2002	$300.0	$262.5	21.90	$32.2
Chief Financial Officer	2001	$270.0	$135.0	57.75	$61.9
Dominic F. Polizzotto (5)	2003	$320.0	$241.7	23.40	$133.0
Senior Vice President	2002	$300.0	$318.7	21.90	$16.3
General Counsel	2001	$270.0	$191.2	89.83	$179.3

(1)	Detail of other compensation: (dollars in thousands)

								Below
						Deferred		Market
		Executive	Insurance	Health	401k	Compensation	Relocation	Stock
Name	Year	Medical	Premiums	Club	Match	Contribution	Payments	Options	Total
Jack B. Binion	2003	—	—	—	—	—	—	—	—
	2002	—	—	—	—	—	—	—	—
	2001	—	$199.4	—	—	—	—	—	$199.4
Roger P. Wagner	2003	$9.2	$19.7	$1.4	$8.0	—	$103.6	—	$141.9
	2002	$9.9	$20.4	$0.9	$7.5	$0.6	—	—	$39.3
	2001	—	$18.4	$0.5	$6.2	—	—	$75.6	$100.7
Peri N. Howard	2003	$5.4	$16.7	$1.4	$7.0	—	$107.3	—	$137.8
	2002	$0.6	$11.8	$0.9	$7.0	—	—	—	$20.3
	2001	—	$16.1	$0.5	$6.8	—	—	$37.8	$61.2
Kirk C. Saylor	2003	$10.0	$14.5	$2.2	$7.0	$0.5	$163.8	—	$198.0
	2002	$9.9	$14.1	$1.2	$7.0	—	—	—	$32.2
	2001	—	$13.5	$0.8	$6.8	—	—	$40.8	$61.9
Dominic F. Polizzotto	2003	$5.1	$12.9	$1.4	$7.0	$0.5	$106.1	—	$133.0
	2002	$2.3	$6.3	$0.9	$6.8	—	—	—	$16.3
	2001	—	$4.1	$0.6	$6.8	—	$50.4	$117.4	$179.3

With the exception of Jack B. Binion, the above named officers are all entitled to 2.99 times their most recent salary and bonus in the event there is a change in control.

(2)	Included in the Long-Term Compensation column for 2001 are 36.50 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

(3)	Included in the Long-Term Compensation column for 2001 are 18.25 options/SARs and 16.85 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

(4)	Included in the Long-Term Compensation column for 2001 are 19.70 options/SARs and 18.35 options/SARs originally issued on January 1, 2001 and 2000, respectively. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

(5)	Mr. Polizzotto’s employment agreement also required a bonus in the amount of $56,204 payable on each January 1, 2001, 2002 and 2003. Included in the Long-Term Compensation column for 2001 are 38.05 options/SARs originally issued on January 1, 2001, that were repriced on November 26, 2001. The exercise price on these options/SARs was adjusted downward by 25% in 2001 following the sale of Joliet to more accurately set the exercise price of the options/SARs to an amount consistent with a pricing that would have been established if the Company had not owned Joliet when the options/SARs were issued.

     No other annual compensation or long-term incentive plan payouts were paid during the year ended December 31, 2003.

     The following table sets forth certain information regarding grants of stock options made to the Named Executive Officers during 2003 including information as to the potential realizable value of such options at assumed annual rates of stock price appreciation for the remaining option terms.

Option/SAR Grants in Last Fiscal Year
(dollars in thousands, except price per share)

		Potential Realizable			Potential Realizable
					Value at Assumed
	Number of	Percent of			Annual Rates of Stock
	Securities	Total Options/	Exercise		Price Appreciation for
	Underlying Options/SARs	SARs Granted To Employees	or Base Price	Expiration	Option/SAR Term (1)
Name	Granted (2)	in 2003	($/sh.)	Date	5%	10%
Jack B. Binion	—	—	—	—	—	—
Roger P. Wagner	43.80	6.36%	$13,545	1/1/2013	$373.0	$945.2
Peri N. Howard	27.40	3.98%	$13,545	1/1/2013	$233.3	$591.3
Kirk C. Saylor	25.55	3.71%	$13,545	1/1/2013	$217.6	$551.4
Dominic F. Polizzotto	23.40	3.40%	$13,545	1/1/2013	$199.3	$505.0

(1)	The dollar amount under these columns are the result of calculations at five percent and ten percent rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation. There is no assurance that the value realized by an officer will be at or near the value estimated above.

(2)	Employees vest in the right to exercise these options/SARs over a four-year period. Options/SARs are subject to certain conditions, including compliance with terms and conditions of the options/SARs as approved by the Company. The executive officers listed above received tandem SARs in conjunction with the listed options. The tandem SARs have substantially identical terms to the options.

The following table sets forth certain information concerning stock option exercises during 2003 by the Named Executive Officers and information concerning option values:

Aggregated Option/SAR Exercises in 2003 and December 31, 2003 Option/SAR Values
(dollars in thousands)

			Number of Securities
			Underlying Unexercised		Value of Unexercised,
			Options/SARs Held		In-the-Money Options/SARs
		Value	at December 31, 2003		at December 31, 2003 (1)
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Jack B. Binion	—	—	—	—	—	—
Roger P. Wagner	23.74	$253.2	4.59	96.75	—	$244.8
Peri N. Howard	14.52	$172.9	4.21	59.90	—	$130.0
Kirk C. Saylor	14.52	$161.6	4.59	56.41	—	$132.5
Dominic F. Polizzotto	14.93	$167.7	4.59	54.26	—	$132.5

(1)	Amount represents the difference between the aggregate exercise price of unexercised options/SARs and the value per share price as determined by the Company pursuant to the Equity Incentive Plan. The per share price represents the latest available fair market price as determined pursuant to the plan.

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

Employment and Executive Severance Agreements

     Jack B. Binion serves as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Binion is not covered under an employment agreement or executive severance agreement. As of January 1, 2004, Mr. Binion earns a base salary of one million dollars ($1,000,000).

     Roger P. Wagner is employed as the President and Chief Operating Officer of the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Wagner is also covered by an executive severance agreement, which entitles him to 2.99 times his most recent salary and bonus in the event of a change in control. Mr. Wagner collaborates with Senior Management of the Company to develop operating objectives that will achieve the Company’s profitability and development goals. He directs and oversees Company operations at each casino and assures that each operating division is properly organized, staffed, and directed to fulfill its responsibilities in accordance with Company standards. As of January 1, 2004, Mr. Wagner earns a base salary of six hundred thousand dollars ($600,000) and a discretionary bonus.

     Peri N. Howard serves as Vice Chairperson of the Board of Directors and as a senior executive of the Company. Ms. Howard is not covered under an employment agreement; however, she is covered by an executive severance agreement, which entitles her to 2.99 times her most recent salary and bonus in the event of a change in control. As of January 1, 2004, Ms.

Howard earns a base salary of three hundred seventy-five thousand dollars ($375,000) and a discretionary bonus.

     Kirk C. Saylor is employed as the Senior Vice President - Chief Financial Officer for the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Saylor is also covered by an executive severance agreement, which entitles him to 2.99 times his most recent salary and bonus in the event of a change in control. Mr. Saylor is responsible for overseeing the senior accounting operations of the Company’s facilities and assisting in the opening of any casino and hotel facilities to be developed or acquired by subsidiaries or affiliates of the Company. As of January 1, 2004, Mr. Saylor earns compensation of three hundred fifty thousand dollars ($350,000) per year base salary and a discretionary bonus.

     Dominic F. Polizzotto is employed as the Senior Vice President - General Counsel for the Company pursuant to an employment agreement with the Company that is terminable for cause, as defined in the agreement, or without cause with the payment of an amount equal to one year of base compensation plus pro-rata bonus. Mr. Polizzotto is also covered by an executive severance agreement, which entitles him to 2.99 times his most recent salary and bonus in the event of a change in control. Mr. Polizzotto is responsible for overseeing all legal issues for the Company and its subsidiaries, and developing compliance and risk management systems. In addition, Mr. Polizzotto is in charge of investigating new opportunities for expansion of the Company’s operations. As of January 1, 2004, Mr. Polizzotto earns compensation of three hundred twenty thousand dollars ($320,000) per year base salary and a discretionary bonus. His employment agreement also included a bonus of $56,204 payable on each January 1, 2001, 2002 and 2003.

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

Base Pay

     The Company sets salaries for executives taking into account the competitive marketplace and a subjective assessment of the nature of the position. For the Company, this marketplace includes companies of similar size and companies in the gaming markets. Adjustments to base salaries are based on recommendations from the Chief Executive Officer.

Management Bonus Plan

     The Company maintains a management bonus plan that includes the executive officers. The plan allows for payment of annual cash rewards based on the accomplishment of goals specified by the Company. If results of operations exceed the net profitability goals, the amount of the executives’ bonus may be increased in the sole discretion of the Company’s Board of Directors and if the results of operations for the year do not achieve such net profitability goals, the amount of the executive’s bonus (if any) is within the sole discretion of the Company’s Board of Directors.

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

Members of the Board of Directors
Jack B. Binion, Chairman
Peri N. Howard, Vice Chairperson
Leslie L. Kenny

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding beneficial ownership of common stock in the Company, as of March 15, 2004, by each person who is known by the Company to own beneficially more than 5% of the outstanding shares, by each director of the Company, each of the named executive officers and by all directors and executive officers of the Company as a group.

			Percentage
Name	Number of Shares		of Shares
Jack B. Binion	23,338	(1)	100.00%
Phyllis M. Cope	1,907	(2)	8.25
Leslie L. Kenny	1,194	(3)	5.16
Peri N. Howard	3,652	(4)	15.78
Scott Hamilton	1,272	(5)	5.50
Wanda Parsons	1,907	(6)	8.25
Roger P. Wagner	49	(7)	*
Kirk C. Saylor	31	(8)	*
Dominic F. Polizzotto	31	(9)	*
Directors and executive officers as a group (12)	23,338	(10)	100.00

     * Indicates less than 1%

     The address for each of the persons or entities listed above is c/o the Company at 9921 Covington Cross Drive, Las Vegas, NV 89144-6835. Unless otherwise indicated, the shares described below are shares of Class A Common Stock.

(1) Includes 9,779 shares of Class B Common Stock held by Mr. Binion as an individual of which he has sole voting and investment power. These shares have a preferential vote such that each share of Class B Common Stock has a vote equivalent to five shares of Class A Common Stock. Except as otherwise required by applicable law, the Class A Common Stock and the Class B Common Stock vote together as one class. Mr. Binion has shared voting power over the remaining 13,559 shares of Class A Common Stock beneficially owned by him, which include; (a) the 1,907 shares owned by Phyllis M. Cope; (b) the 3,652 shares owned by Peri N. Howard including 26 shares subject to options that are currently exercisable or will become exercisable within 60 days; (c) the 1,194 shares owned by Leslie L. Kenney; (d) the 1,272 shares owned by Scott Hamilton; (e) the 1,907 shares owned by Wanda Parsons; (f) the 1,645 shares held by members of Mr. Binion’s family or trusts for the benefit of members of Mr. Binion’s family; and (g) the 1,982 shares, including 198 shares subject to options that are currently exercisable or will become exercisable within 60 days, which are held by other individuals. Mr. Binion shares voting power of such shares pursuant to a Stockholder’s Agreement dated as of April 29, 1999 among all shareholders of Horseshoe. Holders of options must enter into the Stockholder’s Agreement before they receive shares of options which they have exercised. Mr. Binion expressly disclaims beneficial ownership of the 13,559 shares not held by him individually.

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

(4) Includes 275 shares held by Peri N. Howard, as Trustee of the Ted J. Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Fancy Ann Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the James Christopher Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Robert Daniel Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Katie O’Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Kellie O’Neill Trust, 275 shares held by Peri N. Howard, as Trustee of the Rachel Fechser Trust, 275 shares held by Peri N. Howard, as Trustee of the Ben E. Johnson Trust, 55 shares held by Peri N. Howard, as Trustee of the Bonnie Binion Trust, and 55 shares held by Peri N. Howard, as Trustee of the Benny Behnen Trust; 55 shares held by Peri N. Howard, as Trustee of the Jack Behnen Trust, 1,261 shares held by Peri N. Howard as an individual and 26 shares subject to options that are currently exercisable or will become exercisable within 60 days. Peri N. Howard has sole investment power over these shares and shares voting power over these shares with Mr. Binion; however, she expressly disclaims beneficial ownership of any shares held by her as trustee of such trusts, which are trusts established for the benefit of certain members of the families of Mr. Binion or Phyllis M. Cope, for purposes of Sections 13(d) and 13(g) of the Exchange Act.

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

(7) Includes 39 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(8) Includes 26 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(9) Includes 25 shares subject to options that are currently exercisable or will become exercisable within 60 days.

(10) Includes 224 shares subject to options that are currently exercisable or will become exercisable within 60 days.

Equity Compensation Plan Information

     The following table summarizes the Company’s equity compensation plan under which equity securities of the Company are authorized for issuance as of December 31, 2003.

	(a)	(b)	(c)
	Number of		Number of
	securities to be issued	Weighted-average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans (1)
Equity compensation plans approved by stockholders (2)	526	$14,307	1,614
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	526	$14,307	1,614

(1)	Excluding securities reflected in column (a).

(2)	Includes the Horseshoe Gaming Holding Corp Equity Incentive Plan, a description of which is set forth in Note 10 to the consolidated financial statements set forth on pages 52 through 54.

Change in Control

     On September 10, 2003, the Company and its stockholders entered into a definitive Stock Purchase Agreement (the “Harrah’s Sale Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Harrah’s Sale Agreement, the stockholders of the Company agreed to sell all of the outstanding capital stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in the second quarter of 2004. The sale of the Company to Harrah’s, pursuant to the Harrah’s Sale Agreement, will result in a change in control.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accounting Fees and Services.

     The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2003 and 2002 (in thousands):

	2003	2002
Audit fees	$328	$343
Audit related fees (a)	79	23
Tax fees (b)	181	203
Other fees	2	31

Total	$590	$600

(a)	Audit related fees include fees for quarterly revenue audits as required by certain state gaming regulations, fees for Sarbanes-Oxley related planning services and fees for the Company’s 401(k) plan audit.

(b)	Tax fees include $105,000 and $100,000 in 2003 and 2002, respectively for tax compliance services. The remaining tax fees are for tax planning and advice.

     Since the Company is not required to have an Audit Committee, the Company’s Chief Financial Officer approves all accounting fees and services.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements of the Company filed as part of this report are listed below:

(a)(1)	Independent Auditors’ Report
Report of Independent Public Accountants
Consolidated Financial Statements
     Balance sheets as of December 31, 2003 and 2002
     Statements of income for the years ended December 31, 2003, 2002 and 2001
     Statements of stockholders’ equity for the years ended December 31, 2003, 2002 and 2001
     Statements of cash flows for the years ended December 31, 2003, 2002 and 2001
Notes to consolidated financial statements

(2)	All schedules have been omitted as the required information is inapplicable or not present in amounts sufficient to require submission of the schedule, or because the information is presented in the consolidated financial statements or related notes thereto. The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(3)	Exhibits

Exhibit
Number		Description
2.1	(n.)	Stock Purchase Agreement by and among Harrah’s Entertainment, Inc., Horseshoe Gaming Holding Corp. and each of the Stockholders of Horseshoe Gaming Holding Corp., dated as of September 10, 2003.

2.2	(h.)	Agreement and Plan of Merger by and among Argosy Gaming Company, Joliet Acquisition Corporation, Empress Casino Joliet Corporation, and Horseshoe Gaming Holding Corp. dated as of April 12, 2001.

3.1	(c.)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2	(c.)	By-laws of Horseshoe Gaming Holding Corp.

4.1	(c.)	Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming Holding Corp. and U.S. Trust Company, National Association.

4.2	(c.)	Second Supplemental Indenture, dated as of May 11, 1999, to Indenture, dated as of October 10, 1995, by and between Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company, National Association.

4.3	(c.)	Amendment No. 1 to Second Ship Mortgage on the whole of the Horseshoe Casino & Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.

4.4	(n.)	Intercompany Note due May 15, 2009 executed by Horseshoe Hammond, Inc. in favor of Horseshoe Gaming Holding Corp.

4.5	(e.)	Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.6	(f.)	Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.7	(f.)	Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.8	(f.)	Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

Exhibit
Number		Description
4.9	(j.)	Amendment No. 4 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of July 20, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

4.10	(k.)	Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of September 1, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

10.1	(c.)	Horseshoe Note Pledge and Security Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C. and U.S. Trust Company, National Association.

10.2	(c.)	Guarantee, dated as of May 11, 1999, by Robinson Property Group, Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.

10.3	(c.)	Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.

10.4	(c.)	Stockholders’ Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.

10.5	(a.)	Exclusive License Agreement, dated July 2, 1998, by and between Horseshoe Gaming, L.L.C. and Horseshoe License Company.

10.6	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and August Robin.

10.7	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra Piper; and Robert E. Piper, Jr.

10.8	(d.)	Consulting Agreement, dated as of July 23, 1999, by and between Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.

10.9	(f.)	Equity Incentive Plan dated as of January 1, 1999 by and between Horseshoe Gaming Holding Corp. and certain employees.

10.10	(k.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Roger P. Wagner.

10.11	(k.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Kirk C. Saylor.

10.12	(k.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Peri N. Howard.

10.13	(k.)	Executive Severance Agreement, dated November 30, 2001 by and between Horseshoe Gaming Holding Corp. and Dominic F. Polizzotto.

10.14	(g.)	Horseshoe Gaming Holding Corp. Deferred Compensation Plan.

10.15	(k.)	First, Second, Third and Fourth Amendments of the Horseshoe Gaming Holding Corp. Deferred Compensation Plan.

10.16	(l.)	Fourth Amendment to the Hammond Riverboat Gaming Project Development Agreement, dated as of October 26, 2001.

10.17	(l.)	Horseshoe Gaming Holding Corp. Executive Supplemental Medical Plan, effective January 1, 2002.

10.18	(l.)	First Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

10.19	(l.)	Second Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

10.20	(m.)	Stipulation, dated March 18, 2003, in regards to Horseshoe Entertainment and the Louisiana Gaming Control Board.

21.1	(o.)	Subsidiaries of Horseshoe Gaming Holding Corp.

31.1	(o.)	Certification of Jack B. Binion, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(o.)	Certification of Kirk C. Saylor, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(o.)	Certification of Jack B. Binion, Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(o.)	Certification of Kirk C. Saylor, Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.

(b.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999.

(c.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(d.)	Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on July 30, 1999.

(e.)	Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on August 2, 1999.

(f.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.

(g.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on April 2, 2001.

(h.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on April 19, 2001.

(i.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August l4, 2001.

(j.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2001.

(k.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 21, 2002.

(l.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 7, 2002.

(m.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 24, 2003.

(n.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on September 16, 2003.

(o.)	Filed herewith.

Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Horseshoe Gaming Holding Corp. a Delaware corporation
Date: March 17, 2004	By:	/s/ Jack B. Binion
Jack B. Binion
	Its:	Chief Executive Officer, Secretary and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jack B. Binion Jack B. Binion	Chief Executive Officer, Secretary and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2004

/s/ Peri N. Howard Peri N. Howard	Director	March 17, 2004

/s/ Leslie L. Kenny Leslie L. Kenny	Director	March 17, 2004

/s/ Kirk C. Saylor Kirk C. Saylor	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2004

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material will be provided to security holders by the Company.

Exhibit Index

Exhibit
Number		Description
2.1	(n.)	Stock Purchase Agreement by and among Harrah’s Entertainment, Inc., Horseshoe Gaming Holding Corp. and each of the Stockholders of Horseshoe Gaming Holding Corp., dated as of September 10, 2003.

2.2	(h.)	Agreement and Plan of Merger by and among Argosy Gaming Company, Joliet Acquisition Corporation, Empress Casino Joliet Corporation, and Horseshoe Gaming Holding Corp. dated as of April 12, 2001.

3.1	(c.)	Certificate of Incorporation of Horseshoe Gaming Holding Corp.

3.2	(c.)	By-laws of Horseshoe Gaming Holding Corp.

4.1	(c.)	Indenture, dated as of May 11, 1999, by and between Horseshoe Gaming Holding Corp. and U.S. Trust Company, National Association.

4.2	(c.)	Second Supplemental Indenture, dated as of May 11, 1999, to Indenture, dated as of October 10, 1995, by and between Horseshoe Gaming, L.L.C., Robinson Property Group Limited Partnership and U.S. Trust Company, National Association.

4.3	(c.)	Amendment No. 1 to Second Ship Mortgage on the whole of the Horseshoe Casino & Hotel, Tunica executed by Robinson Property Group Limited Partnership, as Owner and Mortgagor, in favor of Horseshoe Gaming, L.L.C. and United Trust Company of New York.

4.4	(n.)	Intercompany Note due May 15, 2009 executed by Horseshoe Hammond, Inc. in favor of Horseshoe Gaming Holding Corp.

4.5	(e.)	Horseshoe Gaming Holding Corp. Credit Agreement, dated as of June 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.6	(f.)	Amendment No. 1 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 18, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.7	(f.)	Amendment No. 2 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of November 30, 1999, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

4.8	(f.)	Amendment No. 3 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of January 20, 2000, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, DLJ Capital Funding, Inc. and Canadian Imperial Bank of Commerce.

Exhibit
Number		Description
4.9	(j.)	Amendment No. 4 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of July 20, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

4.10	(k.)	Amendment No. 5 to Horseshoe Gaming Holding Corp. Credit Agreement, dated as of September 1, 2001, by and among Horseshoe Gaming Holding Corp., the Lenders listed therein, Credit Suisse First Boston and Canadian Imperial Bank of Commerce.

10.1	(c.)	Horseshoe Note Pledge and Security Agreement, dated as of and on May 11, 1999, by and among Horseshoe Gaming Holding Corp., Horseshoe Gaming, L.L.C. and U.S. Trust Company, National Association.

10.2	(c.)	Guarantee, dated as of May 11, 1999, by Robinson Property Group, Limited Partnership for the benefit of Horseshoe Gaming Holding Corp.

10.3	(c.)	Guarantee, dated as of May 11, 1999, by Horseshoe Entertainment for the benefit of Horseshoe Gaming Holding Corp.

10.4	(c.)	Stockholders’ Agreement for Horseshoe Gaming Holding Corp., dated as of April 29, 1999, by and among Horseshoe Gaming Holding Corp. and parties listed therein.

10.5	(a.)	Exclusive License Agreement, dated July 2, 1998, by and between Horseshoe Gaming, L.L.C. and Horseshoe License Company.

10.6	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; The Robin Group, Inc. and August Robin.

10.7	(b.)	Agreement, dated as of April 21, 1999, by and among Horseshoe Gaming, L.L.C., Horseshoe Gaming, Inc., Horseshoe Entertainment, LP, and New Gaming Capital Partnership; Jack B. Binion; Wendell Piper; Cassandra Piper; and Robert E. Piper, Jr.

10.8	(d.)	Consulting Agreement, dated as of July 23, 1999, by and between Horseshoe Gaming, L.L.C. and Empress Entertainment, Inc.

10.9	(f.)	Equity Incentive Plan dated as of January 1, 1999 by and between Horseshoe Gaming Holding Corp. and certain employees.

10.10	(k.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Roger P. Wagner.

10.11	(k.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Kirk C. Saylor.

10.12	(k.)	Amended and Restated Executive Severance Agreement, dated November 30, 2001, by and between Horseshoe Gaming Holding Corp. and Peri N. Howard.

10.13	(k.)	Executive Severance Agreement, dated November 30, 2001 by and between Horseshoe Gaming Holding Corp. and Dominic F. Polizzotto.

10.14	(g.)	Horseshoe Gaming Holding Corp. Deferred Compensation Plan.

10.15	(k.)	First, Second, Third and Fourth Amendments of the Horseshoe Gaming Holding Corp. Deferred Compensation Plan.

10.16	(l.)	Fourth Amendment to the Hammond Riverboat Gaming Project Development Agreement, dated as of October 26, 2001.

10.17	(l.)	Horseshoe Gaming Holding Corp. Executive Supplemental Medical Plan, effective January 1, 2002.

10.18	(l.)	First Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

10.19	(l.)	Second Amendment to the Horseshoe Gaming Holding Corp. Equity Incentive Plan.

10.20	(m.)	Stipulation, dated March 18, 2003, in regards to Horseshoe Entertainment and the Louisiana Gaming Control Board.

21.1	(o.)	Subsidiaries of Horseshoe Gaming Holding Corp.

31.1	(o.)	Certification of Jack B. Binion, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(o.)	Certification of Kirk C. Saylor, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(o.)	Certification of Jack B. Binion, Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(o.)	Certification of Kirk C. Saylor, Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-K for the fiscal year ended December 31, 1999.

(b.)	Filed as an Exhibit to Horseshoe Gaming, L.L.C. Form 10-Q filed on May 3, 1999.

(c.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp.’s Form S-4 Registration Statement filed on June 15, 1999.

(d.)	Filed as an Exhibit to Amendment No. 1 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on July 30, 1999.

(e.)	Filed as an Exhibit to Amendment No. 2 to Horseshoe Gaming Holding Corp’s Form S-4 Registration Statement filed on August 2, 1999.

(f.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 30, 2000.

(g.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on April 2, 2001.

(h.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on April 19, 2001.

(i.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on August l4, 2001.

(j.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on November 14, 2001.

(k.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 21, 2002.

(l.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-Q on May 7, 2002.

(m.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 10-K on March 24, 2003.

(n.)	Filed as an Exhibit to Horseshoe Gaming Holding Corp. Form 8-K on September 16, 2003.

(o.)	Filed herewith.

Reports on Form 8-K: None