Form 10-Q
period 2004-03-31
HORSESHOE GAMING HOLDING CORP
filed 2004-05-11
CIK 1088118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number      333-0214

HORSESHOE GAMING HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	88-0425131 (I.R.S. Employer Identification No.)
of incorporation or organization)

9921 Covington Cross Drive, Las Vegas, NV (Address of principal executive office)	89144 (zip code)

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

Yes          No     X

     As of May 10, 2004, the registrant had 13,336 shares of Class A Common Stock and 9,779 of Class B Common Stock outstanding.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$131,464	$103,359
Restricted cash	1,000	1,000
Accounts receivable, net of allowance for doubtful accounts of $6,640 and $6,305, respectively	18,733	16,720
Inventories	4,128	4,889
Prepaid expenses and other	11,717	6,780

Total current assets	167,042	132,748

Property and equipment, net	485,687	485,557
Goodwill	252,242	252,242
Other intangibles, net	10,236	10,549
Other, net	35,918	36,180

	$951,125	$917,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,689	$6,274
Accrued expenses and other	90,332	80,365

Total current liabilities	97,021	86,639

Long-term liabilities
Long-term debt	534,017	533,968
Other long-term liabilities	6,511	6,068

Total long-term liabilities	540,528	540,036

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value, 50,000 shares authorized, 25,000 shares issued, 23,115 shares outstanding	—	—
Additional paid-in capital	59,090	59,090
Retained earnings	308,684	285,709

	367,774	344,799
Treasury stock, at cost, 1,885 shares	(54,198)	(54,198)

Total stockholders’ equity	313,576	290,601

	$951,125	$917,276

The accompanying notes are an integral part of these consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(unaudited)
(in thousands)

	2004	2003
Revenues
Casino	$225,639	$215,221
Food and beverage	20,483	20,427
Hotel	7,575	7,420
Retail and other	4,357	4,290

	258,054	247,358
Promotional allowances and other	(39,458)	(37,257)

Net revenues	218,596	210,101

Expenses
Casino	124,190	119,228
Food and beverage	6,259	6,261
Hotel	551	495
Retail and other	1,652	1,245
General and administrative	30,529	28,287
Corporate expenses	5,178	5,498
Deferred compensation	978	(199)
Net loss on disposal of assets	113	71
Depreciation and amortization	13,566	13,379

Total expenses	183,016	174,265

Operating income	35,580	35,836
Other income (expense)
Interest expense	(11,865)	(12,748)
Interest income	122	178

Total other income (expense)	(11,743)	(12,570)

Net income	$23,837	$23,266

The accompanying notes are an integral part of these consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(unaudited)
(in thousands)

	2004	2003
Cash flows from operating activities
Net income	$23,837	$23,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,566	13,379
Net loss on disposal of assets	113	71
Amortization of debt discounts, deferred finance charges and other	678	678
Provision for doubtful accounts	530	598
Deferred compensation	978	(199)
Increase in restricted cash	—	(33)
Net change in current assets and liabilities	4,006	(5,893)

Net cash provided by operating activities	43,708	31,867

Cash flows from investing activities
Purchases of property and equipment	(13,506)	(8,760)
Proceeds from sale of property and equipment	34	101
Net increase in other assets	51	53

Net cash used in investing activities	(13,421)	(8,606)

Cash flows from financing activities
Repayments on long-term debt	—	(13,000)
Dividends	(2,182)	(12,515)

Net cash used in financing activities	(2,182)	(25,515)

Net change in cash and cash equivalents	28,105	(2,254)

Cash and cash equivalents, beginning of period	103,359	87,373

Cash and cash equivalents, end of period	$131,464	$85,119

Supplemental cash flow disclosure
Interest paid, net of amounts capitalized	$(404)	$851
Accrued dividends	$726	$9,185

The accompanying notes are an integral part of these consolidated condensed financial statements.

HORSESHOE GAMING HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Horseshoe Gaming Holding Corp., a Delaware corporation, and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results for the full year.

Note 2 — Pending Sale

     On September 10, 2003, the Company and its stockholders entered into a definitive Stock Purchase Agreement (the “Harrah’s Sale Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Harrah’s Sale Agreement, the stockholders of the Company agreed to sell all of the outstanding stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in mid-2004.

Note 3 — Other Intangibles, Net

     As of March 31, 2004 and December 31, 2003, the Company had the following intangible assets recorded on its balance sheet (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Balance
March 31, 2004
Deferred licensing fees	$11,131	$3,777	$7,354
Other	6,380	3,498	2,882

	$17,511	$7,275	$10,236

December 31, 2003
Deferred licensing fees	$11,131	$3,640	$7,491
Other	6,380	3,322	3,058

	$17,511	$6,962	$10,549

     Amortization expense for the three months ended March 31, 2004 and 2003 was approximately $0.3 million and $1.3 million, respectively. Estimated annual amortization expense for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is approximately $1.3 million, $0.8 million, $0.8 million, $0.8 million and $0.8 million, respectively.

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

     The Company and its subsidiaries are from time to time, party to legal proceedings arising in the ordinary course of business. Except as discussed in the Company’s Form 10-K for the year ended December 31, 2003, the Company is unaware of any legal proceedings which, even if the outcome were unfavorable to the Company, would have a material adverse impact on either its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Horseshoe Gaming Holding Corp. (the “Company”) and its subsidiaries. References to Bossier City, Tunica, and Hammond refer to the Company’s wholly owned subsidiaries in Bossier City, Louisiana; Tunica, Mississippi; and Hammond, Indiana, respectively. This discussion should be read in conjunction with the Company’s consolidated condensed financial statements and notes thereto.

     On September 10, 2003, the Company and its stockholders entered into a definitive Stock Purchase Agreement (the “Harrah’s Sale Agreement”) with Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of the Harrah’s Sale Agreement, the stockholders of the Company agreed to sell all of the outstanding capital stock of the Company to Harrah’s, subject to customary conditions, for $1.45 billion, including the assumption of debt. The transaction is subject to regulatory approvals and is expected to be completed in mid-2004.

     This Quarterly Report on Form 10-Q contains certain “forward looking statements”, express or implied, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements generally can be identified by phrases such as the Company or its management “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” “foresees,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. These forward-looking statements are based on the beliefs of management, as well as assumptions made based on information currently available to management. The reader is cautioned that forward-looking statements involve risks and uncertainties, which could cause actual results or events to differ materially from those expressed or implied therein, including, but not limited to risks associated with substantial indebtedness, debt service and liquidity; construction delays or disruption; risks of competition in the Company’s existing and future markets; failure to obtain or retain licenses or regulatory approvals; and changes in gaming laws and regulations, including taxation of gaming operations; failure to consummate the sale of the Company to Harrah’s; and acts of war or terrorism.

Results of Operations
Financial Highlights

	Three Months ended March 31,		% Increase/(Decrease)
	2004	2003	2004 vs. 2003
	(dollars in thousands)
Casino revenues
Bossier City	$63,640	$63,574	—
Tunica	66,044	64,154		3%
Hammond	95,955	87,493		10%

	$225,639	$215,221		5%

Net revenues
Bossier City	$62,265	$63,498		-2%
Tunica	64,163	61,449		4%
Hammond	92,168	85,154		8%

	$218,596	$210,101		4%

Operating income (loss)
Bossier City (a)	$9,372	$10,617		-12%
Tunica (a)	17,583	15,278		15%
Hammond (a)	14,751	15,184		-3%
Corporate expenses	(5,178)	(5,498)		6%
Deferred compensation	(978)	199		-591%
Other	30	56		-46%

	$35,580	$35,836		-1%

Other information
Interest expense, net	$11,743	$12,570		-7%
Net income	$23,837	$23,266		2%
Operating margin (operating income/net revenue)(b)
Bossier City (a)	15%	17%	-2	pts.
Tunica (a)	27%	25%	2	pts.
Hammond (a)	16%	18%	-2	pts.
Consolidated	16%	17%	-1	pt.

(a)	Before corporate allocations and deferred compensation.

(b)	The “% Increase/(Decrease)” for operating margin represents the absolute difference in percentage points (pts.) between the two periods.

Three months ended March 31, 2004 and 2003

     Consolidated casino revenues increased approximately $10.4 million, or 5%, in the quarter ended March 31, 2004 as compared to the prior year period, while operating income, before corporate allocations and deferred compensation, increased approximately $0.6 million, or 2%, at the three properties as compared to the prior year period. Increased promotional spending in the Bossier City and Hammond markets, higher health care costs and increased gaming taxes absorbed most of the revenue increases experienced during the first quarter of 2004.

     Casino revenues in Bossier City were flat during the first quarter of 2004 as compared to the prior year period while the Shreveport/Bossier City market increased approximately 6% in the same period. Contributing to the 2004 market results was the May 21, 2003 opening of approximately 900 slots at a nearby horse racetrack facility. With the additional capacity in that market, Bossier City’s market share decreased from 31% in the first quarter of 2003 to 30% in the first quarter of 2004. A 5% decline in slot volume in Bossier City was substantially offset by a 2.0 percentage point increase in table hold in the first quarter of 2004 as compared to the prior year period. As mentioned above, promotional spending related to direct mail and points increased approximately 30% in the 2004 period. Also impacting operating income and margins was an additional 1% increase in gaming tax over the prior year.

     The intense marketing wars in Tunica that occurred in the first quarter of 2003 have somewhat subsided in 2004, allowing that property to experience a 3% increase in casino revenue and a 15% increase in operating income over the prior year. The increase in casino revenues resulted from increases in slot and table hold percentages that were partially offset by decreases in slot and table volume. The increase in operating income resulted primarily from the increase in casino revenue coupled with an 11% reduction in promotional spending in the first quarter of 2004 related to direct mail and points. Negatively impacting Tunica’s operating income in the 2004 quarter was a 27% increase in employee benefits, primarily related to increased health care costs, over the same period in the prior year.

     Casino revenues in Hammond increased 10% in the first quarter of 2004 as compared to the same period in the prior year as a result of increases in slot and table volume and in slot hold. These increases were partially offset by a higher effective gaming tax rate due to the higher revenues, a 40% increase in promotional spending related to direct mail, and a 21% increase in employee benefits, primarily related to health benefits, between the two periods.

     Corporate expenses decreased approximately 6% in the first quarter of 2004, due largely to a reduction in legal and lobbying expenses. Partially offsetting those decreases were increases in corporate brand advertising and employee benefits.

     Deferred compensation increased approximately $1.2 million in the first quarter of 2004 as compared to the prior year period due primarily to an increase in the valuation used to calculate the value of vested stock appreciation rights.

     Interest expense, net decreased approximately 7% in the first quarter of 2004 as compared to the prior year period due to lower outstanding debt balances during the 2004 quarter.

Liquidity and Capital Resources

     As of March 31, 2004, the Company had cash and cash equivalents of $131.5 million. During the first quarter of 2004, cash provided by operating activities was $43.7 million, net cash used in investing activities was $13.4 million and net cash used in financing activities was $2.2 million. Net cash used in investing activities include $10.3 million related to the construction of a parking garage in Hammond. Completion of the garage is expected in the second quarter of 2004. With the pending sale to Harrah’s, the Company is not planning any new major capital expenditure projects at this time.

     As of May 10, 2004, the Company had long-term debt outstanding of approximately $534.0 million related to its 8.625% Senior Subordinated Notes, due 2009. The first call date on these Notes is in May 2004. The Company does not intend to take any action at that time.

     In addition, as of May 10, 2004 the Company had $81.2 million of availability on its Credit Facility. The Credit Facility will be further reduced by $40.6 million on June 30, 2004 and will expire on September 30, 2004. There are no amounts currently outstanding on the Credit Facility, nor does the Company anticipate any more borrowings prior to its expiration in September 2004. Due to the pending sale to Harrah’s, no efforts have been made to extend the Credit Facility beyond its expiration.

     The Company believes that cash and cash equivalents on hand and cash flow from operations will be adequate to meet existing debt service obligations and capital expenditure commitments for the next twelve months. If the sale to Harrah’s does not occur, the Company will explore all of its refinancing alternatives, including the possible redemption of all or part of its Senior Notes.

     The Company has no off balance sheet financing.

Factors Affecting Future Operating Income

     In early May 2004, a competitor expanded their casino at a horse racetrack facility in Bossier City, Louisiana, adding 500 additional slot machines. This additional market capacity could negatively impact results at Bossier City.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     As of March 31, 2004 there were no material changes to the information incorporated by reference in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures.

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

     There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

     In addition, Billy Brooks Hudson, among others, filed a lawsuit seeking the exact same relief sought in the case filed by Wellborn, as described above. The suit brought by Hudson had previously been dismissed. However, in August 2002, the Louisiana Court of Appeals found that Billy Brooks Hudson, among others, have the right as taxpayers to prosecute a suit against the City of Bossier and others, seeking the same relief sought in the case filed by Wellborn on July 5, 2001. Accordingly, the Louisiana Court of Appeals directed that the trial court reinstate in the 26th Judicial District Court, Bossier Parish Louisiana, the previously dismissed case of Hudson et.al. v. City of Bossier et.al. In March 2004 the trial court found in favor of the defendants and dismissed the matter.

Item 6. Exhibits and Reports on Form 8-K.

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

HORSESHOE GAMING HOLDING CORP. a Delaware corporation
Date: May 10, 2004	By:	/s/ Kirk C. Saylor
Kirk C. Saylor
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Index to Exhibits

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